Form 10-Q
period 1996-06-30
ALLSTAR INNS INC /DE/
filed 1996-07-16
CIK 810992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

     OR

     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission file number:
0-22930

Exact name of registrant as specified in its charter:
ALLSTAR INNS INC.

State or other jurisdiction of incorporation or organization:
Delaware

I.R.S. Employer Identification No.:
77-0323962

Address of Principal Executive Offices:
200 E. Carrillo Street, #300
Santa Barbara, California

Zip Code:
93101

Registrant's telephone number, including area code:
(805-730-3383)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES   X             NO

     As of June 30, 1996, there were 985,710 shares of the Registrant's common stock outstanding.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLSTAR INNS INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)
                                   Three Months Ended
                                   June 30, 1996
Revenues:
     Rent income                   $  5,071
     Interest income                    197

          Total revenues              5,268

Expenses:
     Interest expense                 4,738
     Administrative and general         367
     Depreciation & amortization
          and other expense           2,186

          Total expenses              7,291

Net loss before provision for
     income taxes                   < 2,023>

Provision <benefit> for income
     taxes                          <   880>

Net loss                           $< 1,143>

Net loss per common share          $<  1.16>

Weighted average common shares
     outstanding                        986

See accompanying notes.


STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)
                                   Six Months Ended
                                   June 30, 1996
Revenues:
     Rent income                   $ 13,675
     Interest income                    404

          Total revenues             14,079

Expenses:
     Interest expense                 9,541
     Administrative and general         652
     Depreciation & amortization
          and other expense           4,415

          Total expenses             14,608

Net loss before provision for
     income taxes                   <   529>

Provision <benefit> for income
     taxes                          < 1,329>

Net income                         $    800

Net income per common share        $    .81

Weighted average common shares
     outstanding                        985

See accompanying notes.


BALANCE SHEETS
June 30, 1996 (unaudited) and December 31, 1995 (audited)
(in thousands of dollars)

                                   JUNE 30,       DECEMBER 31,
A S S E T S                            1996           1995

Current assets:
     Cash and cash equivalents     $  13,739      $  13,518
     Receivable from Motel 6             692          2,089
     Other current assets                 37             46
          Total current assets        14,468         15,653

Net property and equipment
     (Note 3)                        131,830        136,232

Land held for sale                     1,339          1,339

Other assets including leased
     property under capital lease,
     less accumulated amortization
     of $214 (1996) and $205 (1995)       44             53

Deferred tax assets                    8,343          7,013

                                   $ 156,024      $ 160,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable              $   3,711      $   5,817
     Accrued interest                    692          2,089
     Current portion of long-term
          debt (Note 4)                2,571          2,298

     Total current liabilities         6,974         10,204

Long-term debt (Note 4)              202,591        204,556

Stockholders' deficit:
     Preferred stock, $.01 par
     value, authorized 1,000,000
     shares; no shares issued and
     outstanding at June 30, 1996
     and December 31, 1995                 -              -

     Common stock, $.01 par value,
     authorized 10,000,000 shares;
     985,710 shares and 984,710
     shares issued and outstanding
     at June 30, 1996 and December 31,
     1995, respectively                   10             10

     Additional paid-in capital       23,210         23,081

     Accumulated deficit            < 76,761>      < 77,561>

     Total stockholders' deficit    < 53,541>      < 54,470>

                                   $ 156,024      $ 160,290

See accompanying notes.


STATEMENTS OF STOCKHOLDERS' DEFICIT
Period from January 1, 1996 to June 30, 1996
(in thousands)
(unaudited)
                                   Additional
                 Common Stock      Paid-in        Accumulated
               Shares    Amount    Capital        Deficit

Balance,
January 1,
1996           985       $   10    $ 23,081       $ <77,561>

Net income       -            -           -             800

Employee
Stock Options    1             -         22               -

Appreciation
of 1995's
Restricted
Stock Plan       -             -        106               -

Rounding         -             -          1               -

Balance,
June 30,
1996            986      $   10    $ 23,210       $ <76,761>

See accompanying notes.


STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
                                             Six Months Ended
                                             June 30, 1996
Cash flows from operating activities:
     Cash received                           $ 15,485
     Cash paid to suppliers and
          employees                           < 2,635>
     Interest paid                            <10,938>

          Net cash provided by
               operating activities             1,912

Cash flows from investing activities:
     Capital expenditures                           -

          Net cash used in investing
               activities                           -

Cash flows from financing activities:
     Payments under credit agreements         < 1,057>
     Principal payments - mortgages           <   634>

          Net cash used by financing
               activities                     < 1,691>

Net increase in cash and cash equivalents         221

Cash and cash equivalents at beginning
     of period                                 13,518

Cash and cash equivalents at end
     of period                               $ 13,739

Reconciliation of net income to net
     cash provided by operating activities:

          Net income                         $    800

          Adjustment to reconcile net income
               to net cash provided by
               operating activities:
                    Depreciation and
                         amortization           4,410
                    Changes in assets and
                         liabilities:
                         Decrease in
                              receivable
                              from Motel 6      1,397
                         Decrease in other
                              current assets        9
                         Increase in deferred
                              tax assets      < 1,329>
                         Decrease in accounts
                              payable         < 2,106>
                         Decrease in accrued
                              interest        < 1,397>
                         Increase in
                              additional
                              paid-in
                              capital             128

Net cash provided by operating activities    $  1,912

See accompanying notes.


Item 1.   Financial Statements (continued)

ALLSTAR INNS INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.   History and Basis of Presentation

     Allstar Inns Inc. was originally organized as a privately-owned corporation in 1982 to purchase 52 motels. The acquisition was consummated on April 28, 1983. On February 11, 1987 a partnership (the "Partnership") was formed and succeeded to the business and operations of the original company on April 3, 1987. On November 25, 1993 the Partnership merged with and into Allstar Inns Inc. (the "Company").

     In July 1992, the security holders of the Company approved a plan that placed the business and operations of the Company's Allstar Inns under the management of Motel 6 Operating L.P., a Delaware limited partnership (the "Motel 6 Operator"). A management contract (the "Management Contract") with the Motel 6 Operator provided that the Motel 6 Operator would operate and manage all the Company's motels through December 31, 2011.

     On May 26, 1995, the security holders of the Company approved a plan to terminate the Management Contract effective January 1, 1995 and replace it with a Master Lease Agreement under which the Motel 6 Operator will lease the properties on a "net, net, net" basis from the Company for a 15 year term starting as of January 1, 1995. Under the Master Lease Agreement, the Motel 6 Operator has an option (the "Lease Purchase Option") to purchase the Company's motels prior to the end of 1998.

     As a consequence of entering into the Master Lease Agreement, the Company's financial statements presented in this report include only the period January 1, 1996 through June 30, 1996, with the exception of the Balance Sheets which includes the audited results for December 31, 1995. Comparable prior periods do not exist and are, therefore, not reflected in the statements presented in this report.

     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made.

     These financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the period from January 1, 1996 to June 30, 1996 are not indicative of the results for the full year.

2.   Net Loss Per Share

     Net Loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding.

     As of June 30, 1996 there were 985,710 outstanding Shares
     ("Shares") of common stock.

3.   Property and Equipment

     Property and equipment is stated at cost and consists of the following at June 30, 1996 and December 31, 1995 (in thousands of dollars):

                                        June 30,  December 31,
                                        1996      1995

     Land.............................. $ 31,067  $ 31,067
     Buildings and improvements........  166,199   166,957
     Furniture and equipment...........   42,454    42,750
     Leasehold interests...............    2,498     2,539

                                         242,218   243,313
     Less accumulated depreciation
          and amortization............   110,388   107,081

     Net property and equipment........ $131,830  $136,232


     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity evaluate long-lived assets and certain other identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be recoverable.
     An impairment loss meeting the recognition criteria is to be measured as the amount by which the carrying amount for financial reporting purposes exceeds the fair value of the asset. The Company adopted this statement in 1996 and the adoption of the statement has had no effect on the Company's financial position or results of operations.

4.   Long-Term Debt
                                        (in thousands)

                                        June 30,  December 31,
                                        1996      1995
     Wells Fargo Bank mortgage loans
     maturing 1998 (9.52% weighted
     average)                           $102,437  $103,494

     Coast Federal Bank mortgage loans
     maturing 1998 (7.98% weighted
     average)                             45,078    45,489

     Great Western Bank and WHC-One
     Investors, L.P. mortgage loans
     maturing 2005 and 2006 (8.27%
     weighted average)                    20,557    20,781

     Motel 6 Lender secured
     subordinated loans maturing 1998
     (11.00% weighted average)            37,090    37,090

          Total                          205,162   206,854

          Less amounts due within
          one year                         2,571     2,298

          Long-term debt                $202,591  $204,556

     All of the Company's properties serve as collateral for the indebtedness of the Company.

5.   Dividends

     The Company did not declare or pay dividends to its stockholders during the period January 1, 1996 through June
     30, 1996.

6.   Litigation

     Allstar Inns Inc. vs. Herrick and Campbell

     This litigation involved an action against the sellers of the original 52 motels acquired by the Company in 1983. The matter was heard in May 1995 and the court issued its decision in favor of the defendant sellers.

     Defendant sellers, as prevailing parties, asserted a claim with the court for reasonable attorney fees and costs and the court on April 30, 1996 awarded defendant sellers a judgement in the amount of $2.5 million. However, to avoid any further litigation and to fully and finally resolve all disputes, differences and disagreements, the Company and defendant sellers entered into a settlement agreement on June 7, 1996. Under the settlement agreement the court judgement was vacated, the action was dismissed in its entirety and the Company paid defendant sellers a reduced settlement amount of $1.8 million.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Results of Operations

     General

     The Company's business strategy is to maximize net cash flow through the leasing of its motel properties to the Motel 6 Operator, and in the event the Lease Purchase Option is exercised by December 31, 1997, the Company will receive $40.0 million in proceeds from sale of the properties to the Motel 6 Operator after payment of all indebtedness of the Company relating to the motels.

     In the event the option is not exercised by the Motel 6 Operator, the Company will continue to maximize net cash flow through leasing activities through the remaining term of the Master Lease Agreement (2009). Thereafter, the Company will either resume operations of the motels, seek another lessee or sell the motels.

     Demand for the Company's motel rooms is dependent in part upon regional and national economic conditions. In addition, the operations of individual motels may be adversely affected by changes in local business conditions, travel patterns, highway relocations and the addition of competitors' motels. Under the Master Lease Agreement, however, such business factors do not affect the Motel 6 Operator's obligation to pay rent to the Company at the agreed rate. The Motel 6 Operator's continuing ability to pay such rent may be affected by, and its decision to exercise the Lease Purchase Option will depend largely on, its success in maximizing occupancy and operating income at the motel properties. The Company is unable to predict whether the purchase option will be exercised.

     Quarter and Six Months Ended June 30, 1996

     Rent Income is comprised of:

     o Basic Rent of -0- for the quarter and $3.5 million for the six month period is the annual prepaid rent paid directly to the Company by the Motel 6 Operator. It represents the second year's rent payment under the Master Lease Agreement.

     o Debt service rent of $5.1 million for the quarter and $10.2 million for the six month period represents monthly principal and interest payments made by the Motel 6 Operator to the Company's lenders.

     Interest income is the interest earned from investing the Company's available cash balances in top grade commercial paper and other short term investments.

     Interest expense includes year-to-date payments made to the Company's lenders by the Motel 6 Operator.

     Depreciation & amortization and other expense primarily reflects the year-to-date depreciation expense of the Company's property and equipment.

     Provision <benefit> for income taxes reflects the year-to-date accrual of the deferred tax benefit that will result from this year's projected net operating loss.

     During the second quarter, the land lease term on the 35 room motel at La Habra, California expired and was not renewed.

Liquidity and Capital Resources

     At June 30, 1996, the Company had $13.7 million of cash and cash equivalents, an increase of approximately $.2 million from December 31, 1995. As of June 30, 1996, the Company has no borrowing capacity available on its credit facilities with its lenders.

     Net cash provided by operating activities was $1.9 million for the six months ended June 30, 1996. This favorable result was primarily due to receiving, in January 1996, the annual prepaid Basic Rent payment of $3.5 million from the Motel 6 Operator.

     There were no expenditures by the Company for investment activities for the six months ended June 30, 1996. The Motel 6
Operator, under the Master Lease Agreement, is responsible for all motel capital expenditures.

     Net cash used by financing activities was <$1.7 million> for the six months ended June 30, 1996 and includes a $1.1 million loan amortization payment, by the Company, to Wells Fargo Bank ("WFB"). Also included in the above was $.6 million of mortgage principal payments made to the Company's other lenders.

     Under the terms of the WFB Loan Modification Agreement entered into in 1995, the Company is required to provide annually out of the Basic Rent payment an annual principal payment, based on a 25-year amortization schedule, in an amortization account with WFB. Under terms of the Master Lease Agreement, the Motel 6 Operator is required to reimburse the Company for these payments. Such reimbursement shall come from an annual calculation of excess cash flow from the WFB mortgaged motels, or in lump sum at December 31, 1998 if the interim years' annual excess cash flow payments have not been sufficient for full reimbursement to the Company.

     EBITDA was $13.4 million for the six months ended June 30, 1996. EBITDA, as used above, is defined as earnings before interest expense, income taxes, depreciation and amortization. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt, especially when considering that any increase in debt service will be largely offset by an increase in debt service rent paid by the Motel 6 Operator.

     The Company has substantial repayment obligations under its long-term debt facilities and is subject to a number of significant affirmative and negative covenants. Management is unable to predict whether the Lease Purchase Option will be exercised by the Motel 6 Operator. The Company does not believe that it will generate sufficient cash from operations to repay the principal amount of its long-term indebtedness when such indebtedness comes due in 1998. Thus, unless the Company sells its assets to the Motel 6 Operator or another purchaser which assumes or satisfies the Company's indebtedness (or unless the Company is able to refinance its indebtedness at an earlier date), the Company will be forced to attempt to refinance such indebtedness on or before December 31, 1998. Under the terms of the Master Lease Agreement, if the Motel 6 Operator fails to exercise the Lease Purchase Option, the Company's indebtedness to an affiliate of the Motel 6 Operator (the "Motel 6 Lender") (approximately $37.1 million as of June 30, 1996) will be cancelled. The Company is unable to predict whether it will be able to refinance its indebtedness and, if so, the terms on which such refinancing might occur.

     The Company currently anticipates, that with its present cash balances, sufficient working capital will be available to meet its fiscal year 1996 obligations.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     On May 28, 1996, the Company held its Annual Meeting of
Stockholders.  At the annual meeting, the stockholders re-elected
Mr. Shaughnessy and Mr. Brody directors to serve until the 1997
Stockholders Meeting.

                                     Number of Votes

             Name of Nominee         For     Withheld

          Daniel R. Shaughnessy    779,551      568
          Christopher W. Brody     779,959      160


Item 6.   Exhibits and Reports on Form 8-K.

     None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 16, 1996

ALLSTAR INNS INC.



BY:  /S/ Edward J. Gallagher
     Edward J. Gallagher
     Vice Chairman - Principal
     Accounting Officer



BY:  /S/ Edward A. Paul
     Edward A. Paul
     Vice President - Principal
     Financial Officer