Form 10-Q
period 1996-09-30
ALLSTAR INNS INC /DE/
filed 1996-11-04
CIK 810992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

     OR

     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission file number:
0-22930

Exact name of registrant as specified in its charter:
ALLSTAR INNS INC.

State or other jurisdiction of incorporation or organization:
Delaware

I.R.S. Employer Identification No:
77-0323962

Address of Principal Executive Offices:
200 E. Carrillo Street, #300
Santa Barbara, California

Zip Code:
93101

Registrant's telephone number, including area code:
(805) 730-3383

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES   X             NO



As of September 30, 1996, there were 985,710 shares of the Registrant's common stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLSTAR INNS INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                   Three Months Ended
                                   September 30, 1996

Revenues:
     Rent income                        $  5,236
     Interest income                         176

          Total revenues                   5,412

Expenses:
     Interest expense                      4,756
     Administrative and general              290
     Depreciation & amortization and
     other expense                         2,138

          Total expenses                   7,184

Net loss before provision for
     income taxes                        < 1,772>

Provision <benefit> for income taxes     <   664>

Net loss                                $< 1,108>

Net loss per common share               $<  1.12>

Weighted average common shares
     outstanding                             986

See accompanying notes.


STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                   Nine Months Ended
                                   September 30, 1996

Revenues:
     Rent income                        $ 18,911
     Interest income                         580

          Total revenues                  19,491

Expenses:
     Interest expense                     14,297
     Administrative and general              942
     Depreciation & amortization
          and other expense                6,553

          Total expenses                  21,792

Net loss before provision for
     income taxes                        < 2,301>

Provision <benefit> for income taxes     < 1,993>

Net loss                                $<   308>

Net loss per common share               $<   .31>

Weighted average common shares
     outstanding                             986

See accompanying notes.


BALANCE SHEETS
September 30, 1996 (unaudited) and December 31, 1995 (audited)
(in thousands of dollars)

                                   SEPTEMBER 30,  DECEMBER 31,
A S S E T S                             1996          1995

Current assets:
     Cash and cash equivalents     $  13,673      $  13,518
     Receivable from Motel 6           1,004          2,089
     Other current assets                 51             46
          Total current assets        14,728         15,653

Net property and equipment
     (Note 3)                        129,720        136,232

Land held for sale                     1,339          1,339

Other assets including leased
     property under capital lease,
     less accumulated amortization
     of $217 (1996) and $205
     (1995)                               41             53

Deferred tax assets                    9,007          7,013

                                   $ 154,835      $ 160,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable              $   3,666      $   5,817
     Accrued interest                  1,004          2,089

          Total current
               liabilities             4,670          7,906

Total long-term debt (Note 4)        204,762        206,854

Stockholders' deficit:
     Preferred stock, $.01 par
     value, authorized 1,000,000
     shares; no shares issued and
     outstanding at September 30,
     1996 and December 31, 1995            -              -

     Common stock, $.01 par value,
     authorized 10,000,000 shares;
     985,710 shares and 984,710
     shares issued and outstanding
     at September 30, 1996 and
     December 31, 1995,
     respectively                         10             10

     Additional paid-in capital       23,263         23,081

     Accumulated deficit            < 77,870>      < 77,561>

     Total stockholders' deficit    < 54,597>      < 54,470>

                                   $ 154,835      $ 160,290

See accompanying notes.


STATEMENTS OF STOCKHOLDERS' DEFICIT
Period from January 1, 1996 to September 30, 1996
(in thousands)
(unaudited)


                                   Additional
                 Common Stock      Paid-in        Accumulated
               Shares    Amount    Capital        Deficit

Balance,
January 1,
1996           985       $   10     $ 23,081      $<77,561>

Net loss         -            -            -       <   308>

Employee
Stock Options    1            -           22             -

Appreciation
of 1995's
Restricted
Stock Plan       -            -          160             -

Rounding         -            -            -       <     1>

Balance,
September 30,
1996           986       $   10     $ 23,263      $<77,870>

See accompanying notes.


STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

                                        Nine Months Ended
                                        September 30, 1996

Cash flows from operating activities:

     Cash received                           $ 20,571
     Cash paid to suppliers and
          employees                           < 2,917>
     Interest paid                            <15,383>

          Net cash provided by
               operating activities             2,271

Cash flows from investing activities:
     Capital expenditures                     <    24>

          Net cash used in investing
               activities                     <    24>

Cash flows from financing activities:
     Payments under credit agreements         < 1,057>
     Principal payments - mortgages           < 1,035>

          Net cash used by financing
               activities                     < 2,092>

Net increase in cash and cash
     equivalents                                  155

Cash and cash equivalents at beginning
     of period                                 13,518

Cash and cash equivalents at end
     of period                               $ 13,673

Reconciliation of net loss to net
     cash provided by operating
     activities:

          Net loss                           $<   308>

          Adjustment to reconcile net
               loss to net cash provided
               by operating activities:
                    Depreciation and
                         amortization           6,547
                    Changes in assets
                         and liabilities:
                         Decrease in
                              receivable
                              from Motel 6      1,085
                         Increase in other
                              current assets  <     5>
                         Increase in deferred
                              tax assets      < 1,994>
                         Decrease in accounts
                              payable         < 2,151>
                         Decrease in accrued
                              interest        < 1,085>
                         Increase in
                              additional paid-
                              in capital          182

Net cash provided by operating activities    $  2,271

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

     On May 26, 1995, the security holders of the Company approved a plan to terminate the Management Contract effective January 1, 1995 and replace it with a Master Lease Agreement under which the Motel 6 Operator will lease the properties on a "net, net, net" basis from the Company for a 15 year term starting as of January 1, 1995. As of September 30, 1996, the Company owned in fee or leased 71 motels with a total of 7,606 rooms. Under the Master Lease Agreement, the Motel 6 Operator has an option (the "Lease Purchase Option") to purchase the Company's motels prior to the end of 1998.

     As a consequence of entering into the Master Lease Agreement, the Company's financial statements presented in this report include only the period January 1, 1996 through September 30, 1996, with the exception of the Balance Sheets which includes the audited results for December 31, 1995. Comparable prior periods do not exist and are, therefore, not reflected in the statements presented in this report.

     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the period from January 1, 1996 to September 30, 1996 are not indicative of the results for the full year.

2.   Net Loss Per Share

     Net Loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding.
     As of September 30, 1996 there were 985,710 outstanding
     Shares ("Shares") of common stock.

3.   Property and Equipment

     Property and equipment is stated at cost and consists of the following at September 30, 1996 and December 31, 1995 (in thousands of dollars):

                                   September 30,  December 31,
                                   1996           1995

     Land......................... $ 31,067       $ 31,067
     Buildings and improvements...  166,199        166,957
     Furniture and equipment......   42,477         42,750
     Leasehold interests..........    2,498          2,539

                                    242,241        243,313

     Less accumulated depreciation
            and amortization......  112,521        107,081

     Net property and equipment... $129,720       $136,232


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

4.   Long-Term Debt
     (in thousands)
                                   September 30,  December 31,
                                   1996           1995

     Wells Fargo Bank mortgage
     loans maturing 1998 (9.50%
     weighted average)............ $102,437       $103,494

     Coast Federal Bank mortgage
     loans maturing 1998 (7.91%
     weighted average)............   44,848         45,489

     Great Western Bank and
     WHC-One Investors, L.P.
     mortgage loans maturing 2005
     and 2006 (8.23% weighted
     average).....................   20,437         20,781

     Motel 6 Lender secured
     subordinated loans maturing
     1998 (11.00% weighted
     average).....................   37,040         37,090

          Total long-term debt.... $204,762       $206,854


     All of the Company's properties serve as collateral for the indebtedness of the Company.

5.   Dividends

     The Company did not declare or pay dividends to its stockholders during the period January 1, 1996 through September 30, 1996.

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

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Results of Operations

     General

     As of September 30, 1996, the Company owned in fee or leased 71 motels with a total of 7,606 rooms. The Company's business strategy is to maximize net cash flow through the leasing of its motel properties to the Motel 6 Operator, and in the event the Lease Purchase Option is exercised by December 31, 1997, the Company will receive $40.0 million in proceeds from sale of the properties to the Motel 6 Operator after payment of all indebtedness of the Company relating to the motels.

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

     Quarter and Nine Months Ended September 30, 1996

     Rent Income is comprised of:

     o Basic Rent of -0- for the quarter and $3.5 million for the nine month period is the annual prepaid rent paid directly to the Company by the Motel 6 Operator. It represents the second year's rent payment under the Master Lease Agreement.

     o Debt service rent of $5.2 million for the quarter and $15.4 million for the nine month period represents monthly principal and interest payments made by the Motel 6 Operator to the Company's lenders.

     Interest income is the interest earned from investing the Company's available cash balances in top grade commercial paper and other short term investments.

     Interest expense includes the quarter and the year-to-date payments made to the Company's lenders by the Motel 6 Operator.

     Depreciation & amortization and other expense primarily reflects the quarter and the year-to-date depreciation expense of the Company's property and equipment.

     Provision <benefit> for income taxes reflects the quarter and the year-to-date accrual of the deferred tax benefit that will result from this year's projected net operating loss.

Liquidity and Capital Resources

     At September 30, 1996, the Company had $13.7 million of cash and cash equivalents, an increase of approximately $.2 million from December 31, 1995. As of September 30, 1996, the Company has no borrowing capacity available on its credit facilities with its lenders.

     Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 1996. This favorable result was primarily due to receiving, in January 1996, the annual prepaid Basic Rent payment of $3.5 million from the Motel 6 Operator.

     There was only $24 thousand of expenditures by the Company for investment activities for the nine months ended September 30, 1996. The Motel 6 Operator, under the Master Lease Agreement, is responsible for all motel capital expenditures.

     Net cash used by financing activities was <$2.1 million> for the nine months ended September 30, 1996 and includes a $1.1 million loan amortization payment, by the Company, to Wells Fargo Bank ("WFB"). Also included in the above was $1.0 million of mortgage principal payments made to the Company's other lenders.

     Under the terms of the WFB Loan Modification Agreement entered into in 1995, the Company is required to provide annually out of the Basic Rent payment an annual principal payment, based on a 25-year amortization schedule, in an amortization account with WFB. Under terms of the Master Lease Agreement, the Motel 6 Operator is required to reimburse the Company for these payments. Such reimbursement shall come from an annual calculation of excess cash flow from the WFB mortgaged motels, or in lump sum at December 31, 1998 if the interim years' annual excess cash flow payments have not been sufficient for full reimbursement to the Company. During September 1996, Motel 6 paid the Company $78 thousand representing the 1995 excess cash flow from the motels collateralizing the WFB loan.

     EBITDA was $18.5 million for the nine months ended September 30, 1996. EBITDA, as used above, is defined as earnings before interest expense, income taxes, depreciation and amortization. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt, especially when considering that any increase in debt service will be largely offset by an increase in debt service rent paid by the Motel 6 Operator.

     The Company has substantial repayment obligations under its long-term debt facilities and is subject to a number of significant affirmative and negative covenants. Management is unable to predict whether the Lease Purchase Option will be exercised by the Motel 6 Operator. The Company does not believe that it will generate sufficient cash from operations to repay the principal amount of its long-term indebtedness when such indebtedness comes due in 1998. Thus, unless the Company sells its assets to the Motel 6 Operator or another purchaser which assumes or satisfies the Company's indebtedness (or unless the Company is able to refinance its indebtedness at an earlier date), the Company will be forced to attempt to refinance such indebtedness on or before December 31, 1998. Under the terms of the Master Lease Agreement, if the Motel 6 Operator fails to exercise the Lease Purchase Option, the Company's indebtedness to an affiliate of the Motel 6 Operator (the "Motel 6 Lender") (approximately $37.0 million as of September 30, 1996) will be cancelled. The Company is unable to predict whether it will be able to refinance its indebtedness and, if so, the terms on which such refinancing might occur.

     The Company currently anticipates, that with its present cash balances, sufficient working capital will be available to meet its fiscal year 1996 obligations.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     None.


Item 6.   Exhibits and Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 1996

ALLSTAR INNS INC.



BY:  /S/ Edward J. Gallagher
     Edward J. Gallagher
     Vice Chairman - Principal
     Accounting Officer



BY:  /S/ Edward A. Paul
     Edward A. Paul
     Vice President - Principal
     Financial Officer