Form 10-K
period 1996-12-31
ALLSTAR INNS INC /DE/
filed 1997-03-05
CIK 810992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22930

                                   ----------

                                Allstar Inns Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                        77-0323962
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

      200 E. Carrillo Street, #300
        Santa Barbara, California                                  93101
(Address of Principal Executive Offices)                        (Zip Code)

       Registrant's telephone number, including area code: (805) 730-3383

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                               Title of Each Class

                                  Common Stock
                                 $.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES _x_   NO ___

                                   ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 3, 1997, the aggregate market value of the Company's common stock held by nonaffiliates of the registrant was $30,768,638.

     As of March 3, 1997, there were 1,047,443 shares of common stock outstanding.

                                   ----------

     Documents Incorporated by Reference: Portions of the following document are incorporated by reference into the designated parts of this Form 10-K: Proxy Statement relating to Registrant's 1997 Annual Meeting of Shareholders (in Part
III).

================================================================================

                                     PART I

ITEM 1.   BUSINESS

General

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report contains information that is forward-looking. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, changes in the competitive environment in which the Company operates, and the continued performance of the Motel 6 Operator under the Master Lease Agreement.

     Allstar Inns Inc., a Delaware corporation (the "Company"), was incorporated on November 12, 1992 and was formed to succeed to the business and operations of Allstar Inns, L.P., a Delaware limited partnership (the "Company's predecessor"). The Company's primary objective is to own and receive rental income from economy motels or to sell the motels if Motel 6 Operating L.P., a Delaware limited partnership (the "Motel 6 Operator") exercises its Lease
Purchase Option. At December 31, 1996, the Company owned in fee or leased 71 motels with a total of 7,606 rooms. Of these motels, 44 are located in California, and the remainder are located in six other western and southwestern states.

Background

     In 1992, the security holders of the Company approved a plan that placed the business and operations of the Company's motels under the management of the Motel 6 Operator. The Company entered into a management contract which provided that the Motel 6 Operator would operate and manage all the Company's motels through December 31, 2011. In September 1995 the Company and the Motel 6 Operator entered into a new Master Lease Agreement (the "Master Lease Agreement") relating to the Company's motels. For a description of the events leading up to the Master Lease Agreement, see the Company's Proxy Statement relating to its 1995 Annual Meeting of Stockholders.

     The Master Lease Agreement is a "net, net, net" lease for a 15-year term commencing as of January 1, 1995. Annual rent is an amount sufficient to cover debt service on the indebtedness secured by the Company's motels plus (i) through 1998, $3.5 million, (ii) in 1999, satisfaction of the Company's indebtedness to an affiliate of the Motel 6 Operator (the "Motel 6 Lender") (approximately $37.0 million at December 31, 1996), plus (iii) annually in 1999 through 2009, $5.0 million (plus cost of living increases from 1995). Under the Master Lease Agreement, the Motel 6 Operator has an option (the "Purchase Option") to purchase the Company's motels prior to the end of 1998, at a price of $40.0 million plus assumption by the Motel 6 Operator of the indebtedness, including the Motel 6 Lender indebtedness, secured by the Company's motels. Upon such purchase, the Motel 6 Operator would receive $3.0 million representing a furniture, fixture and equipment reserve. The Master Lease Agreement is assignable to an assignee with a net worth of at least $350.0 million. The Purchase Option may be assigned so long as the Motel 6 Operator or its parent guarantees the performance of the assignee. The Purchase Option was exercised in January 1997. See "Exercise of Purchase Option" below.

     As part of the closing of the Master Lease Agreement, the Company also completed loan agreement amendments with its primary lender, Wells Fargo Bank ("WFB").

Exercise of Purchase Option

     On December 30, 1996 the Company received formal notice from the Motel 6 Operator, Motel 6 G.P. Inc. and IBL Limited, Inc. ("Motel 6") that they are in the process of finalizing arrangements for financing to exercise the Purchase Option which is contained in the Master Lease Agreement. On January 30, 1997 the Motel 6 Operator and its assignees formally exercised the Purchase Option. The closing of the sale of the Company's motels took place on January 30, 1997.

     As a result of the exercise of the Purchase Option, the Company, will have 1,067,043 shares of common stock outstanding (after the exercise of certain stock options).

Business Plan and Prospects for Future Operations

     The Company's recent business strategy has been to engage the Motel 6 Operator to operate the motels under the Motel 6 logo as lessee under the terms of the Master Lease Agreement.

     Under the terms of the Master Lease Agreement and certain debt agreements, there are restrictions on the ability of the Company to sell its motels, purchase or construct additional motels or enter into new lines of business until the Purchase Option has expired without the exercise of the Purchase Option or until the Company's indebtedness has been paid. Almost all of the Company's indebtedness will be due and payable on December 31, 1998; however, the Company is entitled to refinance its indebtedness at any time.

     Under the terms of the Master Lease Agreement, the Company is obligated to sell all of its motel assets to the Motel 6 Operator on the terms and conditions set forth in the Master Lease Agreement if the Motel 6 Operator elects to exercise the Purchase Option on or before December 31, 1997.

     On December 30, 1996 the Company received formal notice from the Motel 6 Operator, Motel 6 G.P. Inc. and IBL Limited, Inc. ("Motel 6") that they were in the process of finalizing arrangements for financing to exercise the Purchase Option which is contained in the Master Lease Agreement. On January 30, 1997 the Motel 6 Operator and its assignees formally exercised the Purchase Option. The closing of the sale of the Company's motels took place on January 30, 1997.

     At a closing held in Santa Barbara, California, the Motel 6 Operator purchased the Company's 71 motels at a fixed price of $40.0 million plus assumption of the debt secured by the motels of approximately $206 million. The sale of the motel properties constitutes a sale of substantially all of the assets of the Company. The Company is also in the process of disposing of five additional parcels of vacant land constituting the balance of the Company's real estate holdings.

     The Company is and will be subject to substantial Federal and State taxes on the gain realized by the sale of its motel assets and any gain realized on the disposition of the additional parcels of vacant land.

     As a result of the exercise of the Purchase Option, the Company, will have 1,067,043 shares of common stock outstanding (after the exercise of certain stock options).

     The Company's business strategy was to maximize net cash flow through the leasing of its motel properties to the Motel 6 Operator and, due to the exercise of the Purchase Option, the Company received $40.0 million in proceeds subsequent to year-end from sale of the properties to the Motel 6 Operator after payment of all indebtedness of the Company relating to the motels and before payment to the Motel 6 Operator of a $3.0 million furniture, fixture and equipment reserve.

     Demand for the Company's motel rooms is dependent in part upon regional and national economic conditions. In addition, the operations of individual motels may be adversely affected by changes in local business conditions, travel patterns, highway relocations and the addition of competitors' motels. The Motel 6 Operator's decision to exercise the Purchase Option depended largely on its success in maximizing occupancy and operating income at the motel properties.

Market Position and Pricing

     The Motel 6 Operator, a major competitor in the economy motel industry, has positioned itself at or near the low-priced end of the lodging industry market, seeking to attract value-conscious travelers who desire clean, comfortable, "no-frills" lodging at reasonable prices. Pursuant to the terms of the Master Lease Agreement, the Motel 6 Operator was required to make pricing and other operational decisions with respect to the Company's motels in accordance with the "Motel 6 Standards", subject to variations reasonably based upon the specific geographic location, character and circumstances of the motels.

     Under the terms of the Master Lease Agreement, the Motel 6 Operator was required to employ essentially the same policies, procedures, methods of operations, management practices, purchasing practices, security practices, employment and hiring policies, incentive programs and advertising policies (i.e., the "Motel 6 Standards") in operating the Company's motels as it employs in operating the Motel 6 Motels. Thus, to the extent that the Motel 6 Operator made modifications to the Motel 6 Standards over the term of the Master Lease Agreement, as it was permitted to do in its discretion, those modifications were to be reflected in the operation of the Company's motels by the Motel 6 Operator.

     Management believes that the Company's motel's clientele consists primarily of business travelers and commercial vehicle drivers with limited expense accounts, students and family travelers, and that its potential market also includes senior citizens. Economy motels, such as those operated by the Company and its direct competitors (see "--Competition" below), are positioned at the lower-priced end of the lodging industry market, while medium priced
"conventional" motels such as those operated by Quality Inns, Holiday Inns, Ramada Inns and Best Western are positioned in the center, and luxury hotels, such as those operated by Marriott, Hilton, Hyatt and Sheraton are positioned at the upper-priced end. Management believes that the most important factors considered by economy motel users in selecting an economy motel include price, location, cleanliness and comfort.

     Under the terms of the Master Lease Agreement, the Company's room rates, as determined by the Motel 6 Operator, varied due to geographic and seasonal factors. At December 31, 1996 one-person rates ranged, depending upon geographic location, from a low of $23.99 to a high of $47.99 with a nominal charge for each additional person.

     The Motel 6 Operator is the entity that owns or leases all of the motels which comprise the Motel 6 chain of motels. The chain is the largest chain of owner-operated budget motels in the country. On December 31, 1996, the Motel 6 Operator owned or leased 740 motels with 83,482 rooms in 48 states plus the District of Columbia. The motels are concentrated in California (181), Texas
(87), Arizona (40), Florida (31), Illinois (27), New Mexico (21), Ohio and Washington (18) and North Carolina (17). The sole limited partner of the Motel 6 Operator is IBL Limited, Inc., a Delaware corporation. The sole general partner of the Motel 6 Operator is Motel 6 G.P., a Delaware corporation wholly owned by IBL Limited. IBL Limited is wholly owned by IBL S.A., a French company which is a subsidiary of ACCOR S.A., a French lodging and food services company. The Motel 6 Operator's headquarters are located at 14651 Dallas Parkway, Dallas, Texas 75240. The foregoing information has been provided to the Company by the Motel 6 Operator and included herein without independent verification.

Operations

     The  following   discussion   describes  the  Company's  motels  and  their
operations prior to the exercise of the Purchase Option pursuant to which such motels were sold on January 30, 1997.

     General. The Company's motels typically are located in potentially high traffic areas or close to medium to large cities and near reasonably priced restaurants. Each motel provides on-premise parking facilities, and the majority of the motels have an outdoor swimming pool. The Company's motel rooms are generally more modest in size and appearance than motel rooms available in non-economy motels. Individual rooms are generally 216- square feet or 264-square feet in size, with bathtub/shower combinations and closet areas.

     Refurbishments. The Master Lease Agreement required the Motel 6 Operator to perform the periodic refurbishment, rehabilitation and routine repair and maintenance of the motels at the expense of Motel 6 Operator. Under the Master Lease Agreement, refurbishment and rehabilitation of the motels was to occur, in accordance with each annual refurbishment plan and at such times, and in the same manner and with the same level of expenditure as the Motel 6 Motels are rehabilitated in accordance with Motel 6's system-wide rehabilitation policies and procedures.

     The amount spent in 1996 by the Motel 6 Operator to maintain, refurbish and rehabilitate the Company's motels under the Master Lease Agreement was $11.0 million.

     Under terms of the Master Lease Agreement, the Motel 6 Operator was obligated to expend no less than 5% of gross room rentals on capital expenditures alone over the term of the Master Lease Agreement, including at least $15.0 million during the period beginning January 1, 1995 and ending December 31, 1998.

     Employees. At December 31, 1996 seven employees were employed by the Company to monitor the operation of the motels and the rehabilitation program, to prepare financial and tax reports of the Company and to make required filings with the Securities and Exchange Commission and other governmental agencies and otherwise to carry out the continuing responsibilities of the Company. None of the Company's employees is currently covered by a collective bargaining agreement. Management believes that the Company's relations with its employees are satisfactory.

     All personnel engaged in the day to day operation of the Company's motels under the terms of the Master Lease Agreement are employees of the Motel 6 Operator. The parties hired by the Motel 6 Operator are employed in accordance with the standard terms applicable to employees engaged in operating the Motel 6 motels. Generally, the Company's motels are managed by a resident manager that has been trained at a management school operated by the Motel 6 Operator. The manager is responsible for directing the on-site operations of the motel and daily reporting of receipts, disbursements and occupancy. In addition to the motel manager, each motel is generally staffed with housekeepers, desk clerks and maintenance personnel. A significant portion of the staff is usually employed on a part-time basis. As of December 31, 1996, approximately 1,631 employees of the Motel 6 Operator were engaged in operating the Company's motels pursuant to the Master Lease Agreement.

     Marketing and Advertising. Under the terms of the Master Lease Agreement, the Motel 6 Operator at its expense operated, marketed and advertised the Company's motels under the "Motel 6" logo. The Company's motels are also included in the Motel 6 Operator's centralized reservation system. The Company is not obligated to pay any trademark license fees to the Motel 6 Operator or any overhead allocations, marketing/accounting, centralized reservation system or other fees.

Competition

     The Company's motels are in competition with other major lodging brands. Each of the Company's motels competes in its market area with numerous full-service lodging brands, mid-priced motels and other economy motels, including other Motel 6 motels owned by the Motel 6 Operator. Chains such as Comfort Inns, Red Roof Inns, La Quinta, Super 8, Econolodge, Hampton Inns, Days Inns and Fairfield Inns are the most direct competitors of the Company's motels. Other well-known higher priced competitors include Holiday Inns, Ramada Inns, Quality Inns and Best Western. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, degree of service and convenience of location.

     The lodging industry in general, including the Company's motels, may be adversely affected by national and regional economic conditions and government regulations. The demand for accommodations at a particular motel may be adversely affected by many factors including changes in travel patterns and local and regional economic conditions and the degree of competition with other motels in the area. For the competitive success of its motels, the Company relied on the Master Lease Agreement and the Motel 6 Operator's competitive position in the economy motel industry.

Seasonality

     The overall demand for the Company's motel rooms has been moderately seasonal with the average chain-wide occupancy rate lower in the first and fourth quarters of the calendar year and commensurately higher in the second and third quarters. Individual motels, depending on their geographic location, may exhibit degrees of seasonality unrelated to the Company's overall occupancy rates. The Company's rental receipts under the Master Lease Agreement were not seasonally affected.

Executive Officers

     The Executive Officers of the Company, as of December 31, 1996, are as set forth below. Brief summaries of the Officers' respective business experience and certain other information are as set forth following the table.

              Name               Age                 Position(s)
              ----               ---                 -----------

     Daniel R. Shaughnessy        69        Director, Chairman of the Board and
                                            Chief Executive Officer

     Edward J. Gallagher          60        Vice Chairman and Principal
                                            Accounting Officer

     Edward A. Paul               55        Vice President and Principal
                                            Financial Officer

     Mr. Shaughnessy has been Chairman of the Board and Chief Executive Officer of the Company's predecessors since April 1983.

     Mr. Gallagher has been Vice Chairman and Principal Accounting Officer since April 1994. During the period August 1992 to April 1994 he participated in the transition of Allstar Inns to the Motel 6 Management Contract. From May 1983 thru July 1992, he was President and Chief Operating Officer of the Company's predecessors.

     Mr. Paul has been Vice President, Treasurer and Assistant Secretary of the Company's predecessors since April 1983 and has held the additional positions of Secretary and Principal Financial Officer of the Company since August 1992.

ITEM 2.   PROPERTIES

     As of December 31, 1996, the Company owned in fee or leased 71 motels with 7,606 rooms in seven states. These properties are concentrated in California (44 motels), with additional properties located in Texas (9 motels), Arizona (8 motels), New Mexico (3 motels), Nevada (3 motels), Oregon (2 motels) and Washington state (2 motels). The Company owned both the building and the land for 63 of these motels, owned the building and leased the land for seven of these motels, and leased both the building and the land for one motel. As of January 1, 1997, 31% of the motels had been constructed within the last 15 years.

     The Company's motels have an average of 107 rooms. In addition to guest rooms, motels include a manager's apartment, an office/lobby, a vending machine area and various utility rooms. Each motel provides on-premise parking facilities, and the majority of the motels have an outdoor swimming pool. The Company's motels do not include on-premise restaurants or provide convention halls, meeting rooms, large lobbies or recreational facilities. Individual rooms are generally 216-square feet or 264-square feet in size, with bathtub/shower combinations and closet areas. All rooms have air conditioning (with the exception of one motel), wall-to-wall carpeting, color televisions and private telephones. The Motel 6 Operator on behalf of the Company maintains fire, earthquake, flood and extended coverage insurance on its properties in amounts it deems appropriate.

     As of December 31, 1996, each of the Company's motels was encumbered with a first mortgage in favor of the Company's bank lenders and a second mortgage in favor of the Motel 6 Lender securing an aggregate of approximately $204 million principal amount of indebtedness. Such indebtedness was assumed by the Motel 6 Operator in connection with the purchase of the motels.

     The net ground leases for seven motels are for original terms of between 25 and 46 years, have initial remaining terms of two years and four months or more and expire on various dates to 2021. Four of those leases have renewal options ranging from five to 25 years. The current minimum rents range from $20,800 to

$53,500 per annum for the motels. Each net ground lease provides for a cost of living adjustment which is based upon the consumer price index applicable in the vicinity of the leased premises or for payment of a percentage of gross revenues above the minimum annual rent. Each net ground lease provides that the leased property cannot be assigned or sublet without the lessor's prior written approval. The net ground leases do not provide the Company with an option to purchase the leased property, but several leases do provide the Company with a right of first refusal to purchase the property if the lessor elects to sell.

     The Company's net ground and building lease is for an original term of 25 years, ending in 1999, and has no renewal option. The current annual rent is $95,800 with a cost of living adjustment based upon the national average consumer price index. The lease provides that the leased property cannot be assigned or sublet without the lessor's prior written approval and that the lessee does not have an option to purchase the leased property but does have a right of first refusal to purchase the property if the lessor elects to sell.

     Under the terms of the Master Lease Agreement (i) the Motel 6 Operator agreed to comply with the terms and conditions of the Company's leases on the Company's behalf; (ii) upon the expiration or earlier termination of any such lease, the motel subject to the lease shall no longer be subject to the Master Lease Agreement, however, no reduction of the Motel 6 Operator's rent payment obligations will occur as a result of such expiration; (iii) no surrender, extension or material modification of any lease and, upon the termination of any lease, no reinstatement of the lease or execution of a new lease, shall be undertaken without the written agreement of the Company; (iv) the Motel 6 Operator as lessee is obligated to pay all amounts due as ground rent or lease payments under the ground leases and the ground and building lease; and (v) the Master Lease Agreement contains certain restrictions on the rights of the Company to amend, extend or renew the ground leases and ground and building lease prior to 1999.

     All of the foregoing leases were all assigned to and assumed by the Motel 6 Operator in connection with the purchase of the motels.

     In addition to its motel properties, the Company owns five parcels of unimproved land suitable for the construction of new motels, of which two are located in California, and one in each of Texas, Oklahoma and Oregon. The Company in 1995 wrote down the carrying value of the vacant land held for sale by $1.0 million and is currently offering all of the unimproved land parcels for sale.

     The Company's headquarters are located in Santa Barbara, California. The Company began leasing its office space from an independent third party in October 1993. The original term of the lease is for five years with current minimum rent payments of $75,800 per annum.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, the Company is a party to lawsuits arising in the ordinary course of its business. Substantially all of the claims made in these lawsuits (other than any claims for punitive damages made in certain actions) are covered by the Company's insurance policies. Management believes that such lawsuits arising in the ordinary course of business will not have a material adverse effect on the financial statements of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company began trading on the OTC Bulletin Board Service on November 26, 1993 and the high bid and low ask prices are currently reported under the symbol "ALST". The range of the high bid and low ask prices of the Company's Common Stock for each of the quarters during 1996 are set forth below:

                                                1996
                                           ----------------
                                            High      Low
                                           ------    ------
          First Quarter...............     23-3/4    23-1/2
          Second Quarter..............     22-1/4    23
          Third Quarter...............     23-1/4    23-1/4
          Fourth Quarter..............     27        24-1/2

     As of February 28, 1997, there were 627 shareholders of record holding 1,047,443 shares of Common Stock.

     On November 5, 1996 the Company announced the declaration of a cash dividend to be paid out of the Company's statutory surplus. A special dividend of $2.00 per outstanding Share of Common Stock was paid on December 2, 1996 to stockholders of record on November 15, 1996. Under the terms of the WFB loan modification agreement, the Company was permitted to pay dividends out of its statutory surplus cash.

ITEM 6.   SELECTED FINANCIAL DATA

     The Company assumed operations of the Company's predecessor on November 25, 1993 and retained December 31st as the end of its fiscal year. The Company's motels were operated under a Management Contract until December 31, 1994. Effective January 1, 1995, the Company's motels were leased to the Motel 6 Operator pursuant to the Master Lease Agreement. Set forth on the next page are selected financial data of the Company for the years ended December 31, 1992, 1993, 1994, 1995 and 1996.

SUMMARY FINANCIAL AND OPERATING DATA  (1)

                 (in thousands except per share, motels, rooms,
                       rentals, occupancy and room rates)

                                                             Years Ended December 31,
                                     ---------------------------------------------------------------------
                                        1992            1993          1994          1995            1996
                                     ---------       ---------     ---------     ---------       ---------
STATEMENT OF OPERATING DATA
    Revenues .....................   $  41,058       $  52,034     $  56,842     $  52,424       $  24,743
    Operating, administrative and
       lease expenses ............      25,423          28,182        30,800        22,921           1,227
    Motel 6 field overhead .......         469           1,323         1,468         1,006            --
    Motel 6 accounting and
       marketing fee .............         724           2,084         2,277         1,809            --
    Motel 6 license fee ..........         543           1,563         1,708         1,356            --
    Motel 6 incentive fee ........        --               832          --             897            --
    Interest expense .............      13,785          15,920        17,132        20,064          19,061
    Depreciation and amortization        9,300           9,851         9,240         9,001           8,608
    Other expense ................        --              --            --           4,953              12
    Restructuring and refinancing
       costs .....................       8,633            --            --            --              --
    Write down and losses on sales
       of assets .................         826            --             476         1,036  (3)        123
    Effect of Master Lease
       Agreement settlement ......        --              --            --          (2,870)           --
    Tax litigation expense .......       5,648            --            --            --              --
    Provision (benefit) for income
       taxes .....................        --              --               2        (7,012)        (23,306)
    Net income (loss) ............     (24,293)         (7,721)       (6,261)         (737)         19,018
    Income (loss) per Share (2) ..      (26.46)          (8.17)        (6.63)         (.77)          17.82
    Dividend per Common Share (2)         3.75  (4)       --            --            2.00            2.00
STATISTICAL DATA
    Motels at end of period ......          73              73            72            72              71
    Average number of rooms
       available .................       7,747           7,747         7,734         7,641           7,606
    Room rentals per available
       room (5) ..................   $   5,300       $   6,717     $   7,350     $   7,671       $   8,007
    Occupancy percentage .........        57.5%           61.6%         66.2%         67.1%           66.1%
    Average daily room rates .....   $   25.17       $   29.88     $   30.41     $   31.31       $   33.11
BALANCE SHEET DATA
    Total assets .................   $ 172,866       $ 172,757     $ 174,048     $ 160,290       $ 177,679
    Total debt and lease
       obligations ...............     195,312         202,472       199,086       206,967         204,189
    Shareholders' deficit ........     (37,801)        (45,522)      (51,784)      (54,470)        (37,173)

----------

(1) Amounts are set forth accounting for different time periods in which the Company's motels were (i) operated by the Company; (ii) operated by the Motel 6 Operator under a management contract; and (iii) leased to the Motel 6 Operator and, as a result, such amounts are not comparable.

(2) Amounts reflect the conversion to corporation and one-for-fifteen reverse stock split.

(3)  See Note 7 of the Audited Consolidated Financial Statements.

(4) Represents the Special Distribution paid in connection with the approval of the Management Contract.

(5) Room rentals per available room represents room rentals divided by the average number of rooms available during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     General

     As of December 31, 1996, the Company owned in fee or leased 71 motels with a total of 7,606 rooms. The Company's business strategy is to maximize net cash flow through the leasing of its motel properties to the Motel 6 Operator and, due to the exercise of the Purchase Option, the Company received $40.0 million in proceeds subsequent to year-end from sale of the properties to the Motel 6 Operator after payment of all indebtedness of the Company relating to the motels.

     Demand for the Company's motel rooms is dependent in part upon regional and national economic conditions. In addition, the operations of individual motels may be adversely affected by changes in local business conditions, travel patterns, highway relocations and the addition of competitors' motels. Under the Master Lease Agreement, however, such business factors do not affect the Motel 6 Operator's obligation to pay rent to the Company at the agreed rate. The Motel 6 Operator's decision to exercise the Lease Purchase Option depended largely on, its success in maximizing occupancy and operating income at the motel properties.

     In the fourth quarter of 1995 the Company leased its motels to the Motel 6 Operator as opposed to the first three quarters of 1995 and all of 1994 when the Motel 6 Operator operated the Company's motels under a Management Contract. Operations under terms of the Master Lease Agreement have resulted in significant changes in the income and expense structure of the Company which should be considered in reviewing this comparison:

     On December 30, 1996 the Company received formal notice from the Motel 6 Operator, Motel 6 G.P. Inc. and IBL Limited, Inc. that they were in the process of finalizing arrangements for financing to exercise the Purchase Option which is contained in the Master Lease Agreement. On January 30, 1997 the Motel 6 Operator and its assignees formally exercised the Purchase Option. The closing of the sale of the Company's motels took place on January 30, 1997.

     At a closing held in Santa Barbara, California, the Motel 6 Operator purchased the Company's 71 motels at a fixed price of $40.0 million plus assumption of the debt secured by the motels of approximately $206 million. The sale of the motel properties constitutes a sale of substantially all of the assets of the Company. The Company is also in the process of disposing of five additional parcels of vacant land constituting the balance of the Company's real estate holdings.

     The Company is and will be subject to substantial Federal and State taxes on the gain realized by the sale of its motel assets and any gain realized on the disposition of the additional parcels of vacant land.

Fiscal Year Ended December 31, 1996
vs. December 31, 1995

     Total revenues for 1996 were $24.7 million compared to $52.4 million for 1995 and comprised: rent income, resulting from leasing the Company's motels to the Motel 6 Operator, of $24.0 million for twelve months of 1996 compared to $6.1 million for three months of 1995; interest income of $.7 million for 1996 versus $1.2 million for 1995, earned from short-term investments of the Company's cash balances; and room rentals of $-0- for 1996 compared to $45.2 million for 1995.

     Operating expenses, lease, Motel 6 field overhead, Motel 6 accounting and marketing fee, Motel 6 license fee and Motel 6 incentive fee were expenses pertaining to the operating of the Company's motels by the Motel 6 Operator under the Management Contract, which was replaced with the Master Lease Agreement in the fourth quarter of 1995. As a result, for 1996, there were no expenses for these items; this compares to $26.2 million of these expenses for nine months of 1995.

     Administrative and general expenses were $1.2 million for 1996 compared to $1.8 million for 1995.

     Depreciation and amortization was $8.6 million in 1996 compared to $9.0 million in 1995. The decrease was due to lower overall depreciation charges resulting from fully depreciated assets.

     Other expense for 1996 was $12.0 thousand compared to $5.0 million for 1995. 1995's expense included $1.6 million in legal costs in connection with the Master Lease Agreement, $2.6 million in litigation settlement costs and a $.7 million write-off of prepaid loan fees.

     Write-down and losses on sales of assets for 1996 was $.1 million, due to a loss on a sale of an additional land parcel adjacent to one of the Company's motels, compared to $1.0 million for 1995, which reflected a write-down in the realizable carrying value of the remaining vacant land parcels held for sale.

     Effect of Master Lease Agreement settlement was not applicable for 1996, but was $(2.9) million for 1995 and represented the write-off of accrued assets and liabilities in connection with the termination of the Management Contract.

     Interest expense in 1996 amounted to $19.1 million, compared to $20.1 million in 1995, all of which was paid by the Motel 6 Operator on the Company's behalf to the Company's lenders. The amount of this interest is also reflected in the Company's total revenues. The lower interest expense for 1996 primarily reflects no tax deficiency interest incurred during 1996 compared to $.9 million in 1995. The Company concluded its tax deficiency matter on October 3, 1995 by paying taxes and interest to the IRS and California Franchise Tax Board the aggregate amount of $9.0 million.

     Provision (benefit) for income taxes for 1996 was $(23.3) million compared to $(7.0) million for 1995. The amount for 1996 reflects realizing all future deferred tax benefits. The amount for 1995 reflects the future deferred tax benefits for the cumulative net operating losses for 1993, 1994 and 1995. As a result of the exercise of the Purchase Option, subsequent to year-end, the Company will use all net deferred tax assets to offset future Federal and State tax liabilities.

Fiscal Year Ended December 31, 1995
vs. December 31, 1994

     Total revenues for 1995 were $52.4 million compared to $56.8 million for 1994 and comprised: rent income of $6.1 million for 1995, resulting from leasing the Company's motels to the Motel 6 Operator; interest income of $1.2 million for 1995, earned from short-term investments of the Company's cash balances; and room rentals of $45.2 million for nine months of 1995 compared to $56.8 million for twelve months of 1994.

     Operating expenses, lease, Motel 6 field overhead, Motel 6 accounting and marketing fee, Motel 6 license fee and Motel 6 incentive fee were expenses pertaining to the operating of the Company's motels by the Motel 6 Operator under the Management Contract. For nine months of 1995, these expenses totalled $26.2 million compared to $33.8 million for all of 1994.

     Administrative and general expenses were $1.8 million for 1995 compared to $2.5 million for 1994.

     Other expense for 1995 was $5.0 million which includes $1.6 million in legal costs in connection with the Master Lease Agreement, $2.6 million in litigation settlement costs and a $.7 million write-off of prepaid loan fees.

     Write-down and losses on sales of assets was $1.0 million due to a loss on a sale of a parcel of vacant land and a write-down of the realizable carrying value of the remaining vacant land parcels held for sale.

     Effect of Master Lease Agreement settlement was $(2.9) million for 1995 and represented the write-off of accrued assets and liabilities in connection with the termination of the Management Contract.

     Interest expense in 1995 amounted to $20.1 million, all of which was paid by the Motel 6 Operator on the Company's behalf to the Company's lenders. The amount of this interest is also reflected in the Company's total revenues. In 1994 under the Management Contract, $17.1 millon in interest expense was paid by the Company to its lenders. The increase in interest expense is attributable to a $9.0 million increase in borrowings to pay the taxes and interest described in
Part 1, Item 3, of the Form 10-K for the fiscal year ended December 31, 1995 and a 119 basis point increase in interest rates in 1995 over 1994.

     Provision (benefit) for income taxes in 1995 reflects a $7.0 million credit resulting from recognizing deferred tax assets. In prior years, the Company had a valuation allowance for the amount of deferred tax assets. As a result of entering into the Master Lease Agreement, it is more likely than not that the net operating loss carry-forward of the deferred tax assets will be realized.

Liquidity and Capital Resources

     At December 31, 1996, the Company had $15.1 million of cash and cash equivalents as compared to $13.5 million at December 31, 1995. In addition, the Motel 6 Operator owes the Company $1.6 million of reimbursements for principal payments made, since the inception of the Master Lease Agreement, by the Company toward reducing the WFB loan. This amount is included in the Receivable from Motel 6 on the Company's Balance Sheet. As of December 31, 1996, the Company has no borrowing capacity available on its credit facilities with its lenders.

     Under the terms of the WFB Loan Modification Agreement entered into in 1995, the Company is required to provide annually out of the Basic Rent payment an annual principal payment based on a 25-year amortization schedule in an amortization account with WFB. Under terms of the Master Lease Agreement, the Motel 6 Operator is required to reimburse the Company for these payments. Such reimbursement shall come from an annual calculation of excess cash flow from the WFB mortgaged motels, or in lump sum at December 31, 1998 if the interim years' annual excess cash flow payments have not been sufficient for full reimbursement to the Company. During 1996, the Motel 6 Operator paid $78.0 thousand to the Company representing the 1995 Excess Cash Flow from the motels collateralizing the WFB loan.

     EBITDA increased to $23.4 million during 1996, an increase of 9.7% over 1995. EBITDA, as used above, is defined as earnings before interest expense, income taxes, depreciation and amortization. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt, especially when considering that any increase in debt service will be largely offset by an increase in debt service rent paid by the Motel 6 Operator.

         Net cash provided by operating activities was $6.0 million for 1996 compared to $(12.9) million used in operating activities for 1995. This year's favorable result is primarily due to receipt of 1997's $3.5 million Basic Rent payment from the Motel 6 Operator on December 31, 1996 and from receiving, as part of the rent income from the Motel 6 Operator, $1.4 million of principal payments paid directly to the Company's lenders.

     Net cash provided by investing activities was $.3 million in the year 1996 versus $.1 million for 1995. This year's balance reflects the proceeds received from the sale of two parcels of land.

     Net cash used in financing activities was $(4.7) million in 1996 compared to $5.9 million provided by financing activities in 1995. Included in this year's activity was a $1.1 million WFB loan amortization payment required under the terms of the WFB Loan Modification Agreement entered into in 1995, $1.7 million of principal payments made to the Company's lenders and $2.0 million for dividends paid to Company's stockholders.

     On January 30, 1997 the Motel 6 Operator and its assignees formally exercised the Purchase Option. At a closing held in Santa Barbara, California, the Motel 6 Operator purchased the Company's 71 motels at a fixed price of $40.0 million plus assumption of the debt secured by the motels of approximately $206 million. The Company received net cash proceeds of $35.8 million, after payments to the Motel 6 Operator of $3.2 million for refund of 1997's unearned Deferred Basic Rent and for the payment of $3.0 million furniture, fixture and equipment reserve.

     The Company is and will be subject to substantial Federal and State taxes on the gain realized by the sale.

     The Company intends to adopt a Plan of Complete Liquidation and will provide further explanation of such plan in its proxy material for the 1997 Annual Meeting.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are included in response and incorporated by reference to Item 14 of this Report.

                                ALLSTAR INNS INC.

                                 BALANCE SHEETS
                            (in thousands of dollars)
--------------------------------------------------------------------------------
                                                              December 31,
                                                       ------------------------
                                                          1996            1995
                                                         ------          ------
ASSETS
Current assets:
    Cash and cash equivalents (Note 1)............    $  15,131        $ 13,518
    Receivable from Motel 6 (Note 1)..............        3,620           2,089
    Other current assets..........................           29              46
    Deferred tax assets (Note 3)..................       30,320              --
                                                      ---------        --------
          Total current assets....................       49,100          15,653
Net property and equipment (Note 1)...............      127,436         136,232
Land held for sale (Notes 1 and 7)................        1,107           1,339
Other assets including leased property under
    capital lease, less accumulated amortization
    of $222 (1996) and $205 (1995) (Notes 1 and 4)           36              53
Deferred tax assets (Note 3)......................           --           7,013
                                                      ---------        --------
                                                       $177,679        $160,290
                                                      =========        ========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued liabilities......     $  5,215        $  5,817
    Deferred Basic Rent (Note 1)..................        3,500              --
    Accrued interest..............................        2,032           2,089
                                                      ---------        --------
          Total current liabilities...............       10,747           7,906
Long-term debt (Note 2)...........................      204,105         206,854
Commitments and contingencies (Notes 4)...........           --              --
Stockholders' deficit:
    Preferred stock, $.01 par value, authorized
       1,000,000 shares; no shares issued and
       outstanding at December 31, 1996 and 1995..           --              --
    Common stock, $.01 par value, authorized
       10,000,000 shares; 985,710 shares and
       984,710 shares issued and outstanding at
       December 31, 1996 and 1995, respectively...           10              10
    Additional paid-in capital....................       21,360          23,081
    Accumulated deficit...........................      (58,543)        (77,561)
                                                     ----------      ----------
Total stockholders' deficit.......................      (37,173)        (54,470)
                                                     ----------       ----------
                                                       $177,679        $160,290
                                                      =========        ========







                             See accompanying notes.

--------------------------------------------------------------------------------

                                ALLSTAR INNS INC.

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
--------------------------------------------------------------------------------

                                                    Years Ended December 31,
                                                   1996       1995       1994
                                                 --------   --------   --------
Revenues:
  Rent income ................................   $ 23,999   $  6,108   $   --
  Interest income ............................        744      1,164       --
  Room rentals ...............................       --       45,152     56,842
                                                 --------   --------   --------
        Total Revenues .......................     24,743     52,424     56,842
                                                 --------   --------   --------

Expenses:
  Operating ..................................       --       20,850     27,978
  Lease ......................................       --          271        335
  Administrative and general .................      1,227      1,800      2,487
  Motel 6 field overhead .....................       --        1,006      1,468
  Motel 6 accounting and marketing fee .......       --        1,809      2,277
  Motel 6 license fee ........................       --        1,356      1,708
  Motel 6 incentive fee ......................       --          897       --
  Depreciation and amortization ..............      8,608      9,001      9,240
  Other expense ..............................         12      4,953       --
  Write down and losses on sales of assets
     (Note 7) ................................        123      1,036        476
  Effect of Master Lease Agreement settlement        --       (2,870)      --
                                                 --------   --------   --------
        Total expenses .......................      9,970     40,109     45,969
                                                 --------   --------   --------

Operating income .............................     14,773     12,315     10,873

Interest expense .............................     19,061     20,064     17,132
                                                 --------   --------   --------

Net loss before provision for income taxes ...     (4,288)    (7,749)    (6,259)

Provision (benefit) for income taxes .........    (23,306)    (7,012)         2
                                                 --------   --------   --------

Net income (loss) ............................     19,018       (737)    (6,261)
                                                 ========   ========   ========

Net income (loss) per common share (Note 1) ..   $  17.82   $   (.77)  $  (6.63)
                                                 ========   ========   ========

Weighted average common shares outstanding
    plus antidilutive common stock equivalents
    (Note 1) .................................      1,067        954        945
                                                 ========   ========   ========

                             See accompanying notes.
--------------------------------------------------------------------------------

                                ALLSTAR INNS INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (in thousands)
--------------------------------------------------------------------------------

                   For the Three Years Ended December 31, 1996

                                                              Additional
                                          Common Stock         Paid-in      Accumulated
                                        Shares     Amount      Capital        Deficit
                                       --------   --------     --------      --------
Balance, December 31, 1993 .........        945   $      9     $ 25,032      $(70,563)
  Net loss .........................       --         --           --          (6,261)
  Redemption of fractional shares
     of Common Stock ...............       --         --             (1)         --
                                       --------   --------     --------      --------

Balance, December 31, 1994 .........        945          9       25,031       (76,824)
                                       ========   ========     ========      ========
  Net loss .........................       --         --           --            (737)
  Dividends ($2.00 per common share)       --         --         (1,950)         --
  Common stock grant ...............         40          1         --            --
                                       --------   --------     --------      --------

Balance, December 31, 1995 .........        985         10       23,081       (77,561)
                                       ========   ========     ========      ========
  Net income .......................       --         --           --          19,018
  Dividends ($2.00 per common share)       --         --         (1,956)         --
  Employee stock options ...........          1       --             22          --
  Amortization of 1995's
     Restricted Stock Plan .........       --         --            213          --
                                       --------   --------     --------      --------

Balance, December 31, 1996 .........        986   $     10     $ 21,360      $(58,543)
                                       ========   ========     ========      ========

                             See accompanying notes.
--------------------------------------------------------------------------------

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                    Years Ended December 31,
                                                  -----------------------------
                                                    1996      1995       1994
                                                  --------  --------   --------
Cash flows from operating activities:
  Cash received ................................  $ 28,317  $ 50,326   $ 56,856
  Cash paid to suppliers and employees .........    (3,195)  (35,448)   (30,976)
  Interest paid ................................   (19,119)  (18,730)   (16,025)
  Tax deficiency payment .......................      --      (9,002)      --
                                                  --------  --------   --------
     Net cash provided by (used in) operating
        activities .............................     6,003   (12,854)     9,855

Cash flows from investing activities:
  Capital expenditures .........................       (23)     --       (2,498)
  Proceeds from sale of assets .................       336       139      1,450
  Other ........................................      --         (19)      --
                                                  --------  --------   --------
     Net cash provided by (used in) investing
        activities .............................       313       120     (1,048)

Cash flows from financing activities:
  Borrowing under credit agreements ............      --       8,996      2,179
  Payments under credit agreements .............    (1,439)     (189)      (295)
  Principal payments - mortgages and capital
     lease obligation ..........................    (1,310)     (926)    (5,270)
  Dividends paid to stockholders ...............    (1,956)   (1,950)      --
  Redemption of fractional shares of
     common stock ..............................      --        --           (1)
  Proceeds from exercise of stock options ......         2      --         --
  Proceeds from common stock grant .............      --           1       --
                                                  --------  --------   --------
     Net cash provided by (used in)
        financing activities ...................    (4,703)    5,932     (3,387)
                                                  --------  --------   --------

Net increase (decrease) in cash and
  cash equivalents .............................     1,613    (6,802)     5,420
Cash and cash equivalents at beginning of period    13,518    20,320     14,900
                                                  --------  --------   --------
Cash and cash equivalents at end of period .....  $ 15,131  $ 13,518   $ 20,320
                                                  ========  ========   ========


                            (Continued on next page)

--------------------------------------------------------------------------------

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                    Years Ended December 31,
                                                  -----------------------------
                                                    1996      1995       1994
                                                  --------  --------   --------
Reconciliation  of net income (loss) to net cash
 provided by (used in) operating activities:
   Net income (loss) ...........................  $ 19,018  $   (737)  $ (6,261)
     Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
        Depreciation and amortization ..........     8,608     9,001      9,240
        Write down of assets ...................      --       1,000       --
        Loss on sale of assets .................       123        36        476
        Amortization of restricted stock and
         exercise of employee stock options ....       234      --         --
        Changes in assets and liabilities:
         Decrease (increase) in restricted cash       --       2,500     (2,500)
         Increase in receivable from Motel 6 ...    (1,531)     (108)    (1,981)
         Decrease (increase) in other current
          assets ...............................        17       119        (58)
         Decrease in property and equipment ....      --         567       --
         Decrease in other assets ..............      --         734       --
         Increase in deferred tax assets .......   (23,307)   (7,013)      --
         Increase (decrease) in accounts
          payable and accrued liabilities ......      (602)  (11,284)     9,835
         Increase in deferred Basic Rent .......     3,500      --         --
         Increase (decrease) in accrued interest       (57)      469        226
         Increase (decrease) in  accrued tax
          litigation liabilities ...............      --      (8,138)       878
                                                  --------  --------   --------

Net cash provided by (used in)
 operating activities ..........................  $  6,003  $(12,854)  $  9,855
                                                  ========  ========   ========


                             See accompanying notes.

--------------------------------------------------------------------------------

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

     The Company at December 31, 1996 owned in fee or leased 71 motels with a total of 7,606 rooms. In 1996 and 1995 the Company's business was to lease the motels to the Motel 6 Operator to operate under the "Motel 6" logo under the terms of the Master Lease Agreement. In 1994 the Company engaged the Motel 6 Operator to operate its motels under terms of a Management Contract. Accordingly, the accompanying financial statements reflects the business as conducted in each period.

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

Master Lease Agreement

     In 1992, the security holders of the Company approved a plan that placed the business and operations of the Company's motels under the management of Motel 6 Operating L.P., a Delaware limited partnership (the "Motel 6 Operator"). The Company entered into a management contract which provided that the Motel 6 Operator would operate and manage all the Company's motels through December 31, 2011. In September 1995 the Company and the Motel 6 Operator entered into a new Master Lease Agreement (the "Master Lease Agreement") relating to the Company's motels. For a description of the events leading up to the Master Lease Agreement, see the Company's Proxy Statement relating to its 1995 Annual Meeting of Stockholders.

     The Lease is a "net, net, net" lease for a 15-year term commencing as of January 1, 1995. Annual rent is an amount sufficient to cover debt service on the indebtedness secured by the Company's motels plus (i) through 1998, $3.5 million, (ii) in 1999, satisfaction of the Company's indebtedness to the an affiliate of the Motel 6 Operator (the "Motel 6 Lender") (approximately $37.0 million at December 31, 1996), plus (iii) annually in 1999 through 2009, $5.0 million (plus cost of living increases from 1995). Under the Master Lease Agreement, the Motel 6 Operator has an option (the "Purchase Option") to purchase the Company's motels prior to the end of 1998 at a price of $40.0 million plus assumption by the Motel 6 Operator of the indebtedness, including the Motel 6 Lender indebtedness, secured by the Company's motels. Upon such purchase, the Motel 6 Operator would receive $3.0 million representing a furniture, fixture and equipment reserve. The Master Lease Agreement is assignable to an assignee with a net worth of at least $350 million. The Purchase Option may be assigned so long as the Motel 6 Operator or its parent guarantees the performance of the assignee.

     On December 30, 1996 the Company received formal notice from the Motel 6 Operator, Motel 6 G.P. Inc. and IBL Limited, Inc. ("Motel 6") that they were in the process of finalizing arrangements for financing to exercise the Purchase Option which is contained in the Master Lease Agreement. On January 30, 1997 the Motel 6 Operator and its assignees formally exercised the Purchase Option. The closing of the sale of the Company's motels took place on January 30, 1997.

     At a closing held in Santa Barbara, California, the Motel 6 Operator purchased the Company's 71 motels at a fixed price of $40.0 million plus assumption of the debt secured by the motels of approximately $206 million. The sale of the motel properties constitutes a sale of substantially all of the assets of the Company. The Company is also in the process of disposing of five

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

additional parcels of vacant land is also in the process of disposing of five additional parcels of vacant land constituting the balance of the Company's real estate holdings.

     The Company is and will be subject to substantial Federal and State taxes on the gain realized by the sale of its motel assets and any gain realized on the disposition of the additional parcels of vacant land.

     The Company intends to adopt a Plan of Complete Liquidation and will provide further explanation of such plan in its proxy material for the 1997 Annual Meeting.

     As a result of the exercise of the Purchase Option, the Company will have 1,067,043 shares of common stock outstanding (after the exercise of certain stock options).

     As part of the closing of the Master Lease Agreement, the Company completed loan agreement amendments with its primary lender, Wells Fargo Bank ("WFB"). Under the terms of the WFB Loan Modification Agreement entered into in 1995, the Company is required to provide annually out of the Basic Rent payment an annual principal payment based on a 25 year amortization schedule in an amortization account with WFB. Under terms of the Master Lease Agreement, the Motel 6 Operator is required to reimburse the Company for these payments. Such reimbursement shall come from an annual calculation of excess cash flow from the WFB mortgaged motels, or in a lump sum at December 31, 1998 if the interim years' annual excess cash flow payments have not been sufficient for full reimbursement to the Company. During 1996, the Motel 6 Operator paid $78.0 thousand to the Company representing the 1995 Excess Cash Flow from the motels collateralizing the WFB loan.

     Under terms of the Master Lease Agreement, the Motel 6 Operator is obligated to expend no less than 5% of gross room rentals on capital expenditures for the refurbishment of the Company's motels over the term of the Lease, including at least $15.0 million during the period ending December 31, 1998.

     The Company's business strategy was to maximize net cash flow through the leasing of its motel properties to the Motel 6 Operator and, due to the exercise of the Purchase Option, the Company received $40.0 million in proceeds subsequent to year-end from sale of the properties to the Motel 6 Operator after payment of all indebtedness of the Company relating to the motels and before payment to the Motel 6 Operator of a $3.0 million furniture, fixture and equipment reserve.

Reclassifications

     Certain amounts as previously reported have been reclassified to conform to the December 31, 1996 presentation.

Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

     Depreciation  and   amortization  of  property  and  equipment,   leasehold
interests  and  leased   property   under  capital  lease  is  computed  on  the
straight-line basis over the estimated useful lives of the assets as follows:

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Property and equipment:
         Buildings........................................    30  - 40  years
         Improvements.....................................     3  - 22  years
         Furniture and equipment..........................     3  - 11  years

     Leasehold interests..................................    Lease term

     Leased property under capital lease..................    16 years

     Property and equipment is stated at cost and consists of the following at December 31:

                                                         (in thousands)

                                                      1996           1995
                                                    --------       --------

     Land ...................................       $ 30,843       $ 31,067
     Buildings and improvements .............        166,199        166,957
     Furniture and equipment ................         42,477         42,750
     Leasehold interests ....................          2,498          2,539
                                                    --------       --------
                                                     242,017        243,313
     Less accumulated depreciation
        and amortization ....................        114,581        107,081
                                                    --------       --------
     Net property and equipment .............       $127,436       $136,232
                                                    ========       ========

     Maintenance and repairs in 1994 were charged to earnings as incurred and expenditures for improvements were capitalized. Under terms of the Master Lease Agreement, the Motel 6 Operator was responsible for these expenditures in 1995 and 1996.

Cash Equivalents

     All highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

Net Income (Loss) Per Common Share

     Net income  (loss) per common  share is  calculated  by dividing net income
(loss) by the weighted average number of common shares outstanding plus antidilutive common stock equivalents. Common stock equivalents consist of outstanding stock options and restricted stock under the Company's stock option and restricted stock plans, respectively.

Accounting for Stock Based Compensation

     The Company accounts for its stock based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees, and the Company has adopted the disclosure only provisions of Statement of Accounting Financial Standards No. 123, Accounting for Stock Based Compensation.

Receivable from Motel 6

     Receivable from Motel 6 is comprised of the following:

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                            (in thousands)

                                                           1996       1995
                                                          ------     ------
     Amount owed to the Company .....................     $1,588     $ --
     Interest owed to the Company's lenders .........      2,032      2,089
                                                          ------     ------
        Receivable from Motel 6 .....................     $3,620     $2,089
                                                          ======     ======

Deferred Basic Rent

     Deferred Basic Rent is 1997's annual Basic Rent payment received from the Motel 6 Operator on December 31, 1996.

Land Held for Sale

     Land held for sale is stated at the lower of cost or estimated net realizable value. In 1995 the Company wrote down the carrying value of the land held for sale by $1.0 million.

(2) LONG-TERM DEBT
                                                               (in thousands)
                                                                  December
                                                             -------------------
                                                               1996       1995
                                                             --------   --------
WFB mortgage loans maturing 1998 (9.50% weighted average)    $102,105   $103,494

Coast Federal Bank mortgage loans maturing 1998
    (7.91% weighted average) .............................     44,643     45,489

Great Western Bank and WHC-One Investors, L.P. mortgage
    loans maturing 2005 and 2006 (8.22% weighted average)      20,317     20,781

Motel 6 Lender secured subordinated loans maturing 1998
    (11.00% weighted average) ............................     37,040     37,090
                                                             --------   --------

       Total long-term debt ..............................   $204,105   $206,854
                                                             ========   ========

     All of the Company's assets serve as collateral for the indebtedness of the Company.

     Maturities on long-term debt are as follows:

                                     (in thousands)

                       1997..........................   $  2,588
                       1998..........................    182,256
                       1999..........................        596
                       2000..........................        646
                       2001..........................        701
                       Thereafter....................     17,318
                                                        ---------
                                                        $204,105

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The Company has classified 1997 maturities as long-term since these maturities will not use the current assets of the ensuing fiscal year. Under the Master Lease Agreement, the Motel 6 Operator is required to make these payments directly to the Company's lenders.

     During 1996, 1995 and 1994 interest expense totaled $19.1 million, $20.1 million and $17.1 million, respectively.

(3) INCOME TAXES

     Pursuant to SFAS 109, the Company has deferred tax assets of $30.3 million as of December 31, 1996. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              (in thousands)
                                                             1996       1995
                                                           --------   --------
     Deferred tax assets:
         Prior years' bases differences ................   $ 21,038   $ 21,260
         Contingent liability provision ................      1,107      2,008
         Deferred loan fees ............................      1,008      1,380
         Write-down of land held for sale ..............      1,058      1,140
         Net operating loss carry-forward ..............      8,493      7,013
         Deferred Basic Rent ...........................      1,400       --
         Other .........................................         72         77
                                                           --------   --------
            Total deferred tax assets ..................     34,176     32,878

     Valuation allowance for deferred assets ...........       --      (21,596)
                                                           --------   --------
            Net deferred assets ........................     34,176     11,282

     Deferred tax liabilities:
         Tax depreciation in excess of book depreciation      3,490      3,938
         Tax loss over book loss on asset sale .........         44         10
         Capitalized interest ..........................        322        321
                                                           --------   --------
            Total deferred tax liabilities .............      3,856      4,269

     Net deferred tax assets ...........................   $ 30,320   $  7,013
                                                           ========   ========

The valuation allowance decreased $21.6 million from 1995 due primarily to the Motel 6 Operator exercising their Purchase Option. As a result, the Company will be able to utilize all of its net deferred tax assets.

     At December 31, 1996, the Company had a net operating loss carry-forward of approximately $21.5 million for Federal income tax purposes of which $3.4 million expires in the year 2011, $9.4 million expires in the year 2010, $7.6 million expires in the year 2009 and $1.1 million expires in the year 2008.

     The Company had a net operating loss carryover of $6.4 million for state purposes of which $1.0 million expires in the year 2001, $2.9 million expires in the year 2000, $2.2 million expires in the year 1999 and $.3 million expires in the year 1998.

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(4) COMMITMENTS AND CONTINGENCIES

Leases

     The Company is a party to nine lease agreements involving motel land and buildings and the Company's headquarters having an initial remaining term of two years and four months or more and expiring on various dates to 2021. Four of these leases contain renewal options ranging from 5 to 25 years. The following is a schedule by years of future minimum rental payments required under leases:

                                                         (in thousands)
                                                                    Capital
                                                      Operating      Lease
                                                        Leases     Obligation
                                                       -------     ----------
        1997 ...................................       $  320         $ 45
        1998....................................          304           45
        1999....................................          232           11
        2000....................................          203           --
        2001....................................          171           --
        Thereafter..............................        1,644           --
                                                       ------         ----
        Total minimum lease payments............       $2,874         $101
                                                       ======         ====

                 Less amount representing interest................      17
                                                                      ----
                 Present value of lease payments..................      84
                 Less amount due within one year..................      34
                                                                      ----
                 Obligation under capital lease...................    $ 50
                                                                      ====

     The Company's headquarters are located in Santa Barbara, California. The Company began leasing its office space from an independent third party in October 1993. The original term of the lease is for five years with current minimum rent payments of $75,800 per annum.

     Contingent rentals included in lease expense amounted to $-0- for the year ended December 31, 1996 ($-0- and $48,000 in 1995 and 1994, respectively). Contingent rentals are based upon a percentage of total revenues at two motel locations. In 1995 and 1996 contingent rentals were the obligation of the Motel 6 Operator.

Employment Agreements

     Mr. Shaughnessy is employed to manage the Company pursuant to an Executive Employment Agreement (the "Shaughnessy Agreement") on a part-time basis. The Shaughnessy Agreement expires the earlier of (i) the closing date of a sale of the assets of the Company to the Motel 6 Operator upon exercise under the Master Lease Agreement of the Lease Purchase Option; (ii) the closing date of any other sale of the Company or its assets; or (iii) December 31, 1998. During October 1992, Mr. Shaughnessy's salary was reduced from $518,000 to $200,000 annually, but he continues to receive substantially the same employee benefits as he previously received and is entitled to receive all other benefits which have generally been granted to senior executives of the Company.

     Mr. Shaughnessy was granted Options and related Stock Appreciation Rights, which were fully vested at April 30, 1993, to purchase 19,000 common shares. The options are exercisable for a period of ten years. The option price of $7.50 per share was the fair market value of a share on the date of the grant.

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The Company has entered into agreements with the other six Company employees which provide that in the event of a change of control of the Company or an early purchase under the Lease Purchase Option, that the Company will pay the employees their current salaries through December 31, 1998. Under these circumstances, the Company will also vest all of the Stock Options and waive the forfeiture conditions of the Restricted Stock applicable to each of the six employees. As part of this agreement, each employee has agreed to stay in the employ of the Company through December 31, 1998.

(5) EMPLOYEE STOCK OPTION PLAN

     Under the Company's employee stock option plan, options to acquire a maximum of 63,333 common shares may be granted to employees of the Company at an exercise price not less than the fair market value of a Share on the date of grant. Any option granted under this Plan may, at the discretion of the Board of Directors, include a related Stock Appreciation Right (SAR). Upon exercise of a SAR, the Company shall pay to the optionee an amount equal to one hundred percent (100%) of the difference between (i) the fair market value of the shares subject to the option (or portion thereof) surrendered by the optionee, and (ii) the aggregate exercise price of such shares. The Company shall make such payments in cash or with shares valued at fair market value as of the date of exercise, or in any combination of cash and shares as the optionee shall elect. However, the Board of Directors may disapprove the election of the optionee to receive cash in full or partial payment of the SAR. At December 31, 1996, 1995 and 1994 there were outstanding options for the purchase of 62,333, 63,333 and 44,600 shares, respectively, at prices ranging from $2.25 to $22.50 per share.

     The weighted-average exercise price for all options outstanding on December 31, 1996 is $10.35 and the weighted-average remaining contractual life is 7.2 years; 31,400 options have a weighted-average exercise price and remaining contractual life of $17.92 and 7.1 years, respectively; and 30,933 options have a weighted-average exercise price and remaining contractual life of $2.66 and
7.3 years, respectively. In addition, 41,510 options are exercisable (as compared to 25,732 as of December 31, 1995 and 15,089 as of December 31, 1994) at a weighted-average exercise price of $9.61 and a weighted-average remaining contractual life of 6.5 years; 16,911 options have a weighted-average exercise price and remaining contractual life of $19.57 and 5.6 years, respectively; and 24,599 options have a weighted-average exercise price and remaining contractual life of $2.76 and 7.2 years, respectively.

                                                                   Employee
                                                                 Stock Options
                                                                 -------------
     Outstanding, December 31, 1995 .........................        63,333
        Granted .............................................          --
        Cancelled ...........................................          --
        Exercised ...........................................         1,000
                                                                     ------
     Outstanding, December 31, 1996 .........................        62,333
                                                                     ======
     Exercisable, December 31, 1996
        at prices ranging from $2.25 to $22.50 ..............        41,510
                                                                     ======

     The 62,333 outstanding options include 22,600 with stock appreciation rights. One thousand options were exercised in 1996 and no options were exercised during 1995 or 1994. Unless the Board of Directors determines otherwise, commencing one year from the date of grant, options and related Stock Appreciation Rights become exercisable at a rate of 33-1/3% per year for three years and options expire ten years from the date of grant.

     As discussed above, the Company has an employee stock option plan which provides for grants of nonqualified stock options, restricted stock awards and stock appreciation rights. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

for  Stock  Based  Compensation.  Accordingly,  no  compensation  cost  has been recognized for the stock options granted after December 31, 1994. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                                          (in thousands, except
                                                            per share amounts)

                                                             1996       1995
                                                           --------   --------

     Net income (loss) - as reported ....................  $ 19,018   $   (737)
     Net income (loss) - pro forma ......................  $ 19,010   $   (739)
     Net income (loss) per common share - as reported ...  $  17.82   $   (.77)
     Net income (loss) per common share - pro forma .....  $  17.82   $   (.77)

     The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of 12.5%; expected volatility of 0.346%; risk-free interest rate of 6.5%; and expected life of 3.0 years.

(6) RESTRICTED STOCK PLAN

     Restricted Stock awards of a total of 40,000 shares of the Company's Common Stock were granted by the Board of Directors on October 11, 1995 to the Company's employees. The restrictions applicable to such stock require that the employees, in order to obtain ownership of the shares granted to them, must remain in the employment of the Company for the restriction period. On December 31, 1998, plus three days, the restriction with respect to one-half of the shares will lapse; and on December 31, 2000, plus three days, the restriction for the remaining one-half of the shares will lapse.

     Restrictions will lapse earlier if the Master Lease Agreement Lease Purchase Option is exercised or the Company is subject to a change in control.

     The employees are entitled to receive dividends and vote Restricted Stock prior to the lapse of the restrictions applicable thereto.

     The value of such stock was established by the market price on the date of grant and is being amortized ratably over the restricted period. During 1996 and 1995, $213,000 and $-0-, respectively, was amortized relating to the plan.

(7) VACANT LAND

     At December 31, 1996, the Company owned five parcels of unimproved land suitable for the construction of new motels, of which two are located in California, and one in each of Texas, Oklahoma and Oregon. The Company in 1995 wrote down the carrying value of the vacant land held for sale by $1.0 million and is currently offering all of the unimproved land parcels for sale.

(8) LEGAL PROCEEDINGS

     From time to time the Company is a party to lawsuits arising in the ordinary course of its business. Substantially all of the claims made in these lawsuits (other than any claims for punitive damages made in certain actions)

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

are covered by the Company's insurance policies. Management believes that such lawsuits arising in the ordinary course of business will not have a material adverse effect on the financial statements of the Company.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the value:

     Cash and Cash Equivalents. The carrying amounts approximates fair value because of the short-term maturity of the instruments.

     Receivable from Motel 6. The carrying amount approximates fair value because of its short-term due date and the estimated underlying value of the collateral.

     Long-Term Debt. The fair value of the Company's long-term debt is estimated based on using a discounted cash flow approach and a borrowing rate which the Company believes to be available in the market place.

     The estimated fair values of the Company's financial instruments are summarized as follows:

                                                (in thousands)

                                    December 31, 1996      December 31, 1995
                                 ---------------------   ---------------------
                                 Carrying   Estimated    Carrying   Estimated
                                  Amount    Fair Value    Amount    Fair Value
                                 --------   ----------   --------   ----------
Cash and cash equivalents        $ 15,131    $ 15,131    $ 13,518    $ 13,518
Receivable from Motel 6             3,620       3,620       2,089       2,089
Long-term debt                    204,105     200,252     206,854     207,516

                         Report of Independent Auditors


Shareholders and Board of Directors
Allstar Inns Inc.

We have audited the accompanying balance sheets of Allstar Inns Inc. as of December 31, 1996 and December 31, 1995, and the related statements of operations, shareholders' deficit and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allstar Inns Inc. at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       ERNST & YOUNG LLP
January 24, 1997
Woodland Hills, California

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There are incorporated in this Item 10 by reference those portions of the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") appearing under the captions "Nominees for Election as Directors" and "Information Regarding the Board of Directors and Its Committees". Information with respect to Executive Officers may be found in Part I, Item 1, hereof under the caption "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated in this Item 11 by reference that portion of the Proxy Statement appearing under the caption "Compensation of Executive Officers and Directors".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated in this Item 12 by reference that portion of the Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     The financial statements of the Company as set forth under Item 8 are filed as part of this Report.

     2. Financial Statement Schedules

     All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     3. Exhibits

     See the Exhibit Index included in paragraph (c) below.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     The exhibits listed below are filed with this Report.

 (7)  3.1    Certificate of Incorporation of Allstar Inns Inc.

 (7)  3.2    By Laws of Allstar Inns Inc.

 (8)  3.3    Certificate of Merger dated November 11, 1993.

 (8)  4.1    Form of certificate representing the Registrant's Common Stock.

 (2) 10.1 Executive Employment Agreement, dated April 26, 1983 by and between Shaughnessy Holdings, Inc. and Daniel R. Shaughnessy.

 (1) 10.2    Form  of   Indemnification   Agreement  by  and  among  Shaughnessy
             Holdings, Inc. and its officers.

 (1) 10.3    Form  of   Indemnification   Agreement  by  and  among  Shaughnessy
             Holdings, Inc. and its directors.

 (3) 10.4 Form of Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (with Assignment of Rents and Leases) by and among Allstar Inns Operating L.P., as Trustor, Coast Fed Services, as Trustee, and Coast Savings and Loan Association, as Beneficiary.

 (3) 10.5 First Amendment to Promissory Note, Deed of Trust, and Assignment of Lessor's Interest in Leases, dated as of December 21, 1987, by and among Allstar Inns Operating L.P., and Coast Savings and Loan Association.

 (3) 10.6 Form of Security Agreement by and between Allstar Inns Operating L.P. and Coast Savings and Loan Association.

 (3) 10.7 License of Tradename and Logo, dated as of December 21, 1987, by and between Allstar Inns Operating L.P. and Coast Fed Mortgage Corporation.

 (4) 10.8 Form of Mortgage, Deed of Trust, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing by and among Allstar Inns Operating L.P., as Trustor, Ticor Title Insurance Company of California, as Trustee, and Wells Fargo Bank, National Association, as Beneficiary.

 (4) 10.9 Form of Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (with Assignment of Rents and Leases) by and among Allstar Inns Operating L.P., as Trustor, Ticor Title Insurance Company of California, as Trustee, and Coast Fed Mortgage Corporation, as Beneficiary.

 (4) 10.10   Form of Security  Agreement by and between  Allstar Inns  Operating
             L.P. and Coast Fed Mortgage Corporation.

 (4) 10.11   First  Amendment  to  Security  Agreement  and First  Amendment  to
             Assignment of Operating Agreements and Warranties by and between Allstar Inns Operating L.P. and Coast Savings and Loan Association.

 (4) 10.12   Form of Consent of Guarantor and  Agreement by and between  Allstar
             Inns, L.P. and Coast Savings and Loan Association.

 (2) 10.13   Allstar Inns Inc. Employee Stock Option Plan (1990), as amended.

 (2) 10.14   Form of Allstar Inns Inc. Non-Qualified Stock Option Agreement.

 (6) 10.15   Amended and Restated Credit  Agreement,  dated as of July 27, 1992, by and among Allstar Inns,  L.P.,  Allstar Inns Operating L.P., and
             Wells Fargo Bank, N.A.

 (6) 10.16   Loan  Modification  Agreement,  dated as of July 28,  1992,  by and among Allstar Inns  Operating  L.P.,  Allstar Inns,  L.P. and Coast
             Federal Bank.

 (6) 10.17   Texas Loan Modification Agreement, dated as of May 28, 1992, by and between Allstar Inns Operating L.P. and Great Western Bank.

 (6) 10.18   California Loan Modification  Agreement,  dated as of May 28, 1992, by and between Allstar Inns Operating L.P. and Great Western Bank.

 (6) 10.19   Credit Agreement,  dated as of August 3, 1992, by and among Allstar
             Inns,  L.P.,  Allstar  Inns  Operating  L.P.  and Motel 6 Financial
             Services, L.P.

 (2) 10.20   Executive  Employment  Agreement  dated August 6, 1992, as amended, granted to Daniel R. Shaughnessy.

 (2) 10.21   Allstar Inns Inc. Restricted Stock Plan.

 (2) 10.22   Form of Allstar Inns Inc.  Restricted  Stock Plan Restricted  Stock
             Award Agreement.

 (9) 10.23   Master Lease  Agreement  dated as of January 1, 1995 among  Allstar
             Inns  Inc.,  Motel 6  Operating  L.P.,  Motel 6 G.P.  Inc.  and IBL
             Limited, Inc.

(10) 10.24   Loan Modification Agreement,  dated as of September 29, 1995 by and between Allstar Inns Inc. and Wells Fargo Bank, N.A.

(10) 10.25   Amendment to Credit  Agreement,  dated  September  28, 1995, by and between Motel 6 Financial Services, L.P. and Allstar Inns Inc.

     23.1    Consent of Independent Accountants.

     27.1    Financial Data Schedule


----------

(1) Incorporated herein by reference to an exhibit previously filed with the Registration Statement on Form S-1 (Registration No. 33-12223) filed with the Securities and Exchange Commission on February 25, 1987 by Allstar Inns, L.P.

(2) Incorporated herein by reference to an exhibit previously filed with the Registration Statement on Form S-8 (File No. 333-00432) filed with the Securities and Exchange Commission on January 9, 1996 by Allstar Inns Inc.

(3) Incorporated herein by reference to an exhibit previously filed with the Form 10-K (File No. 1-9415) filed with the Securities and Exchange Commission for the period ended December 31, 1987 by Allstar Inns, L.P.

(4) Incorporated herein by reference to an exhibit previously filed with the Form 10-K (File No. 1-9415) filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1988 by Allstar Inns, L.P.

(5) Incorporated herein by reference to an exhibit previously filed with the Form 10-K (File No. 1-9415) filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1989 by Allstar Inns, L.P.

(6) Incorporated herein by reference to an exhibit previously filed with the Registration Statement on Form S-1 (Registration No. 33-43509) filed with the Securities and Exchange Commission on July 17, 1992.

(7) Incorporated herein by reference to an exhibit previously filed with the Registration Statement on Form S-4 (Registration No. 33-53654) filed with the Securities and Exchange Commission on September 2, 1993.

(8) Incorporated herein by reference to an exhibit previously filed with the Form 10-K (File No. 0-22930) filed with the Securities and Exchange Commission on March 18, 1994.

(9) Incorporated herein by reference to an exhibit previously filed with the Form 10-K (File No. 0-22930) filed with the Securities and Exchange Commission on March 30, 1995.

(10) Incorporated herein by reference to an exhibit previously filed with the Form 10-K (File No. 0-22930) filed with the Securities and Exchange Commission on March 18, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALLSTAR INNS INC.
                                              (Registrant)


                                              By:   /S/ Daniel R. Shaughnessy
                                                 -------------------------------
                                                  Daniel R. Shaughnessy
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Date:  March 5, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                 Title
      -------------------------                 -------------------------

      /S/ Daniel R. Shaughnessy                 Chairman of the Board and
      -------------------------                 Chief Executive Officer
        Daniel R. Shaughnessy



       /S/ Edward J. Gallagher                  Vice Chairman and Principal
      -------------------------                 Accounting Officer
        Edward J. Gallagher



         /S/ Edward A. Paul                     Vice President and Principal
      -------------------------                 Financial Officer
           Edward A. Paul


       /S/ Christopher W. Brody                 Director
      -------------------------
        Christopher W. Brody




Date:  March 5, 1997