Form 10-Q
period 1997-03-31
ALLSTAR INNS INC /DE/
filed 1997-05-09
CIK 810992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                   ----------

     As of March 31, 1997, there were 1,047,443 shares of the Registrant's common stock outstanding.

================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ALLSTAR INNS INC.

                            STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                   (unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1997              1996
                                                    ---------         ---------
Revenues:
  Rent income                                       $   1,839         $   8,604
  Interest income                                         480               207
                                                    ---------         ---------
     Total revenues                                     2,319             8,811

Expenses:
  Administrative and general                            4,119               285
  Depreciation & amortization                             662             2,229
  Other expense                                             5              --
  Write-down vacant land value                            540              --
  Gain from sale of assets                           (116,408)             --
                                                    ---------         ---------
     Total expenses                                  (111,082)            2,514
                                                    ---------         ---------

Operating income                                      113,401             6,297

Interest expense                                        1,508             4,803
                                                    ---------         ---------
Net income before provision for
  income taxes                                        111,893             1,494

Provision (benefit) for income taxes                   45,094              (449)
                                                    ---------         ---------
Net income                                          $  66,799         $   1,943
                                                    =========         =========
Net income per common share                         $   63.77         $    1.97
                                                    =========         =========
Weighted average common shares
  outstanding                                           1,047               985
                                                    =========         =========

                             See accompanying notes.

                                ALLSTAR INNS INC.
                                 BALANCE SHEETS
           March 31, 1997 (unaudited) and December 31, 1996 (audited)
                            (in thousands of dollars)

                                                      MARCH 31,    DECEMBER 31,
                    ASSETS                               1997          1996
----------------------------------------------        ---------    -----------

Current assets:
  Cash and cash equivalents                           $  49,636     $  15,131
  Receivable from Motel 6                                  --           3,620
  Other current assets                                      476            29
  Deferred tax assets                                      --          30,320
                                                      ---------     ---------
        Total current assets                             50,112        49,100

Net property and equipment (Note 3)                        --         127,436

Land held for sale                                          411         1,107

Other assets including leased property
  under capital lease, less accumulated
  amortization of $222 (1996)                              --              36
                                                      ---------     ---------
                                                      $  50,523     $ 177,679
                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities            $   3,163     $   5,215
  Deferred Basic Rent                                      --           3,500
  Accrued interest                                         --           2,032
  Federal and State taxes payable                        14,774          --
                                                      ---------     ---------
        Total current liabilities                        17,937        10,747

Total long-term debt (Note 4)                              --         204,105

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, authorized
     1,000,000 shares; no shares issued and
     outstanding at March 31, 1997 and
     December 31, 1996                                     --            --
  Common stock, $.01 par value, authorized
     10,000,000 shares; 1,047,443 shares and
     985,710 shares issued and outstanding at
     March 31, 1997 and December 31, 1996,
     respectively                                            10            10
  Additional paid-in capital                             24,161        21,360
  Accumulated equity (deficit)                            8,415       (58,543)
                                                      ---------     ---------
        Total stockholders' equity (deficit)             32,586       (37,173)
                                                      ---------     ---------

                                                      $  50,523     $ 177,679
                                                      =========     =========

                             See accompanying notes.

                                ALLSTAR INNS INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Period from January 1, 1997 to March 31, 1997

                                 (in thousands)

                                   (unaudited)

                                   Common Stock        Additional    Accumulated
                                  ----------------       Paid-in       Equity
                                  Shares    Amount       Capital      (Deficit)
                                  ------    ------       -------      ---------

Balance, January 1, 1997            986      $ 10        $21,360      $(58,543)

  Net income                         --        --             --        66,799

  Employee Stock Options             61        --          1,838            --

  Vesting of 1995's
     Restricted Stock Plan           --        --            963            --

  Reserved payments to
     retained earnings               --        --             --           159
                                  -----      ----        -------      --------


Balance, March 31, 1997           1,047        10        $24,161      $  8,415
                                  =====      ====        =======      ========

                             See accompanying notes.

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)

                                   (unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1997              1996
                                                    ---------         ---------
Cash flows from operating activities:
  Cash received                                     $   1,960         $  10,523
  Cash paid to suppliers and employees                 (1,995)             (509)
  Interest paid                                        (1,508)           (6,507)
                                                    ---------         ---------
     Net cash (used in) provided by
        operating activities                           (1,543)            3,507

Cash flows from investing activities:
  Capital expenditures                                   --                --
  Total proceeds from sale of motels
     to the Motel 6 Operator                          243,028              --
  Payment of long-term debt from
     proceeds from the sale of motels                (204,062)             --
  Refund of deferred Basic Rent                        (3,212)             --
  Proceeds from land sales                                121              --
                                                    ---------         ---------
     Net cash provided by
        investing activities                           35,875              --

Cash flows from financing activities:
  Payments under credit agreements                       --              (1,057)
  Principal payments - mortgages                          (43)             (302)
  Proceeds from exercise of
     stock options                                        216              --

     Net cash provided by (used in)
        financing activities                              173            (1,359)
                                                    ---------         ---------
Net increase in cash and
  cash equivalents                                     34,505             2,148
                                                    ---------         ---------
Cash and cash equivalents at
  beginning of period                                  15,131            13,518
                                                    ---------         ---------
Cash and cash equivalents at
  end of period                                     $  49,636         $  15,666
                                                    =========         =========


                            (Continued on next page)

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)

                                   (unaudited)

                                   (continued)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1997              1996
                                                    ---------         ---------

Reconciliation of net income to net cash provided by operating activities:

     Net income                                     $  66,799         $   1,943

     Adjustment to reconcile net income
       to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                   662             2,228
          Write-down vacant land value                    540              --
          Refund of deferred Basic Rent                 3,212              --
          Gain from sale of assets                   (116,408)             --
          Proceeds from land sales in escrow              142              --
          Tax benefit resulting from the
             exercise of employee stock
             options and the vesting of
             restricted stock                           2,585              --
          Write-off obligation under
             capital lease                                 83              --
          Changes in assets and liabilities:
             Decrease in receivable from
                Motel 6                                 3,620             1,704
             (Increase) decrease in other
                current assets                           (447)                7
             Decrease (increase) in deferred
                tax assets                             30,320              (449)
             Decrease in accounts payable and
                accrued liabilities                    (2,052)             (297)
             Decrease in deferred Basic Rent           (3,500)             --
             Decrease in accrued interest              (2,032)           (1,704)
             Increase in Federal and State
                taxes payable                          14,774              --
             Increase in additional paid-in
                capital                                  --                  75
             Increase in accumulated equity
                (deficit)                                 159              --
                                                    ---------         ---------
Net cash (used in) provided by
  operating activities                              $  (1,543)        $   3,507
                                                    =========         =========

                             See accompanying notes.

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

     In July 1992, the security holders of the Company approved a plan that placed the business and operations of the Company's motels under the management of Motel 6 Operating L.P., a Delaware limited partnership (the "Motel 6 Operator"). The Company entered into a Management Contract which provided that the Motel 6 Operator would operate and manage all the Company's motels through December 31, 2011. The Motel 6 Operator also had an option to purchase the Company's motels between January 1, 1997 and December 31, 1998 at a price fixed by formula (zero value to the Stockholders at December 31, 1994).

     In May 1995, the security holders of the Company approved the plan to terminate the Management Contract effective January 1, 1995 and replace it with a Master Lease Agreement under terms of which the Motel 6 Operator would lease the Company's motels through December 31, 2009. Under the Master Lease Agreement, the Motel 6 Operator had an option (the "Purchase Option") to purchase the Company's motels prior to the end of 1998 at a price of $40.0 million plus assumption by the Motel 6 Operator of all indebtedness secured by the Company's motels. The Purchase Option was exercised by the Motel 6 Operator in January 1997.

     Pursuant to the Master Lease Agreement as approved by the stockholders at the Company's 1995 Annual Meeting, effective as of January 30, 1997, all of the Company's motels were sold to the Motel 6 Operator and its assignees for a fixed price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels. Since January 30, 1997 the Company has sold three additional parcels of vacant land and, as of April 29, 1997 holds only two parcels of vacant land which the Company also intends to sell for cash.

     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the period from January 1, 1997 to March 31, 1997 are not indicative of the results for the full year.

2.   Net Income Per Share

     Net Income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. As of March 31, 1997 there were 1,047,443 outstanding Shares ("Shares") of common stock.

3.   Property and Equipment

     Property and equipment is stated at cost and consists of the following at March 31, 1997 and December 31, 1996 (in thousands of dollars):

                                                       March 31,    December 31,
                                                         1997           1996
                                                       --------       --------

          Land .....................................   $   --         $ 30,843
          Buildings and improvements ...............       --          166,199
          Furniture and equipment ..................       --           42,477
          Leasehold interests ......................       --            2,498
                                                       --------       --------
                                                           --          242,017
          Less accumulated depreciation
            and amortization .......................       --          114,581
                                                       --------       --------
          Net property and equipment ...............   $   --         $127,436
                                                       ========       ========


     All of the Company's motel assets were sold to the Motel 6 Operator and its assignees on January 30, 1997.

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

4.   Long-Term Debt

                                                            (in thousands)

                                                         March 31,  December 31,
                                                           1997         1996
                                                         --------     --------

          Wells Fargo Bank mortgage loans
          maturing 1998 ..............................   $   --       $102,105

          Coast Federal Bank mortgage loans
          maturing 1998 ..............................       --         44,643

          Great Western Bank and WHC-One
          Investors, L.P. mortgage loans
          maturing 2005 and 2006 .....................       --         20,317

          Motel 6 Lender secured subordinated
          loans maturing 1998 ........................       --         37,040
                                                         --------     --------

                   Total long-term debt ..............   $   --       $204,105
                                                         ========     ========

     As a result of the sale of the Company's motel assets, all of the Company's lenders were paid-in-full by the Motel 6 Operator and its assignees as required by the Purchase Option.

5.   Dividends

     The Company did not declare or pay dividends to its stockholders during the period January 1, 1997 through March 31, 1997.

6.   Litigation

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

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

Results of Operations

     General

     At a closing held in Santa Barbara, California, the Motel 6 Operator and its assignees purchased the Company's 71 motels at a fixed price of $40.0 million plus assumption of the debt secured by the motels of approximately $206 million. The sale of the motel properties constitutes a sale of substantially all of the assets of the Company. The Company, since the closing and through April 29, 1997, has sold three parcels of vacant land for $.3 million and is in the process of disposing of two additional parcels of vacant land constituting the balance of the Company's real estate holdings.

     The Company is and will be subject to substantial Federal and State taxes on the gain realized by the sale of its motel assets and any gain realized on the disposition of the additional parcels of vacant land.

     On March 14, 1997, the Board of Directors of the Company approved and recommended, subject to stockholder approval, a Plan of Complete Liquidation and Dissolution (the "Plan"). At the Company's Annual Meeting of stockholders on May 8, 1997, the stockholders approved the Plan. (For a more detailed description of the Plan, refer to the Company's 1997 Proxy Statement which was mailed to the Company's stockholders in April 1997.) At a meeting of the Board of Directors held immediately after the Annual Meeting of stockholders, the Board of Directors resolved that the Company would promptly make an initial cash distribution to stockholders of $29.3 million, or $28.00 per share, and set May 8, 1997 as the record date for determining the stockholders entitled to receive their pro rata portion of such distribution.

     As approved by the stockholders, the Plan provides for the Company to be liquidated (i) by the sale of its remaining assets, (ii) after paying or providing for all its claims, obligations and expenses, by distributing cash to its stockholders pro rata and, (iii) if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then stockholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then stockholders. Should the Board of Directors determine that one or more liquidating trusts are required by the Plan or are otherwise necessary, appropriate or desirable, approval of the Plan will constitute stockholder approval of the appointment by the Board of Directors of one or more trustees to any such liquidating trusts and the execution of liquidating trust agreements with the trustees on such terms and conditions as the Board of Directors, in its absolute discretion, shall determine.

     Total revenues for the first three months of 1997 were $2.3 million consisting of $1.8 million for one month of Basic and Debt Service Rent income and $.5 interest income earned from short term investments. Previous year revenues of $8.8 million is comprised of a full year of Basic Rent and three months of debt service rent.

     Administrative and general expenses were $4.1 million for the first three months of 1997 compared to $.3 million for the same period last year. As a result of the exercise of the Purchase Option, the Company was required under FASB Statement 123 -- Accounting for Stock-Based Compensation, to expense the fair market value of employee stock options of $2.7 million; and recognize as an expense employee severance pay of $1.3 million payable through December 31, 1998.

     Depreciation and amortization for the first three months of 1997 versus the same period last year was $.6 million and $2.2 million, respectively. The difference is due to there being only one month of depreciation and amortization expense for 1997 compared to three months of expenses for 1996.

     Write-down of vacant land for the first three months of 1997 was $.5 million versus nothing for the same period last year. This resulted from the reduction of the carrying value of land based on a sales program to recognize the liquidation and dissolution of the Company.

     Gain from sale of assets of $116.4 million for the first quarter of 1997 reflects the gain from the sale of the Company's motels to the Motel 6 Operator as a result of exercising the Purchase Option.

     Interest expense for the first three months of 1997 compared to the same period last year was $1.5 million and $4.8 million, respectively. This year's decrease was due to there being only one months interest charges included in 1997's total, whereas there were three months of charges in 1996's total.

     The provision for income taxes of $45.1 million for the first three months of 1997 is the Federal and State tax liability on the gain from sale of assets to the Motel 6 Operator.

Liquidity and Capital Resources

     At March 31, 1997, the Company had $49.6 million of cash and cash equivalents, an increase of approximately $34.5 million from December 31, 1996. As of March 31, 1997, the Company had no borrowing capacity.

     EBITDA was $114.1 million for the three months ended March 31, 1997 compared to $8.5 million for the same period last year. EBITDA, as used above, is defined as earnings before interest expense, income taxes, depreciation and amortization. The increase was the result of the $116.4 million gain from sale of assets resulting from the Motel 6 Operator exercising the Purchase Option.

     Net cash used by operating activities for the first three months of 1997 was $(1.5) million compared to $3.5 provided by operating activities for the same period in 1996. This year's results included no Basic Rent receipts from the Motel 6 Operator, whereas last year's results included $3.5 million of Basic Rent receipts.

     Net cash provided in investing activities was $35.9 million for the first three months of 1997 and -0- for the same period last year. This year's favorable variance was due to the receipt of $35.8 million of proceeds from the sale of the Company's motels to the Motel 6 Operator.

     Net cash provided by financing activities was $.2 million for the first three months of 1997 versus $(1.4) million used by financing activities for the same period last year. This year's favorable results were due to not having to make payments under credit agreements because, as a result of the exercise of the purchase option, all of the Company's long-term debt was paid-off in full. Last year's results contained $1.1 million of these payments.

     The Company is subject to substantial Federal and State taxes on the gain realized by the sale of its motel assets and any gain realized on the disposition of the additional parcels of vacant land.

     As approved by the Board of Directors and the stockholders of the Company, the Plan of Complete Liquidation and Dissolution of the Company (the "Plan") provides for the Company to distribute pro rata to the Company's stockholders all its remaining cash, including the proceeds of any sale or disposition, except such cash or assets as are required for paying or making provisions for the claims and obligations of the Company. The Board of Directors resolved that the Company would make an initial cash distribution to stockholders of $29.3 million, or $28.00 per share, and set May 8, 1997 as the record date for determining the stockholders entitled to receive their pro rata portion of such distribution. A more detailed description of the Plan is provided in the Company's 1997 Proxy Statement which was mailed to the Company's stockholders in April 1997.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits filed as part of this Form 10-Q:

            (2.1) Plan of Complete  Liquidation  and Dissolution of Allstar Inns
                  Inc. (incorporated herein by reference to Exhibit A of the Company's 1997 Proxy Statement filed with the Securities and Exchange Commission on March 19, 1997).

      (b) The Company filed a Form 8-K with the Securities and Exchange Commission dated February 11, 1997. This report related to the sale by the Company on January 30, 1997 of its motels pursuant to the exercise of a purchase option by the operator of such motels.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 9, 1997


                                              ALLSTAR INNS INC.


                                              BY:  /S/ Edward J. Gallagher
                                                   ----------------------------
                                                   Edward J. Gallagher
                                                   Vice Chairman - Principal
                                                   Accounting Officer






                                              BY:  /S/ Edward A. Paul
                                                   ----------------------------
                                                   Edward A. Paul
                                                   Vice President - Principal
                                                   Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                             Description                           Page
------                             -----------                           ----

 2.1 Plan of Complete Liquidation and Dissolution of Allstar Inns Inc. (incorporated herein by reference to Exhibit A of the Company's 1997 Proxy Statement filed with the Securities and Exchange Commission on March 19, 1997).