Form 10-Q
period 1997-06-30
ALLSTAR INNS INC /DE/
filed 1997-08-05
CIK 810992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

As of June 30, 1997, there were 1,047,443 shares of the Registrant's common stock outstanding.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

ALLSTAR INNS INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                   Three Months Ended June 30,
                                   1997           1996
                                   [C]            [C]
Revenues:
     Rent income                   $       -      $   5,071
     Interest income                     470            197

          Total revenues                 470          5,268

Expenses:
     Administrative and general          324            367
     Depreciation & amortization           -          2,186
     Other expense                        47              -
     Write-down vacant land value          -              -
     Gain from sale of assets              -              -

          Total expenses                 371          2,553

Operating income                          99          2,715

Interest expense                           -          4,738

Net income (loss) before provision
     for income taxes                     99         (2,023)

Provision (benefit) for income
     taxes                               176           (880)

Net loss                           $     (77)     $  (1,143)

Net loss per common share          $    (.07)     $   (1.16)

Weighted average common shares
     outstanding                       1,047            986

See accompanying notes.

ALLSTAR INNS INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                        Six Months Ended June 30,
                                        1997           1996
                                        [C]            [C]
Revenues:
     Rent income                        $   1,839      $  13,675
     Interest income                          950            404

          Total revenues                    2,789         14,079

Expenses:
     Administrative and general             4,443            652
     Depreciation & amortization              662          4,415
     Other expense                             52              -
     Write-down vacant land value             540              -
     Gain from sale of assets            (116,408)             -

          Total expenses                 (110,711)         5,067

Operating income                          113,500          9,012

Interest expense                            1,508          9,541

Net income (loss) before provision
     for income taxes                     111,992           (529)

Provision (benefit) for income taxes       45,270         (1,329)

Net income                              $  66,722      $     800

Net income per common share             $   63.70      $     .81

Weighted average common shares
     outstanding                            1,047            985

See accompanying notes.

ALLSTAR INNS INC.
BALANCE SHEETS
June 30, 1997 (unaudited) and December 31, 1996 (audited)
(in thousands of dollars)

                                   [C]            [C]
                                   JUNE 30,       DECEMBER 31,
                                   1997           1996
ASSETS

Current assets:
     Cash and cash equivalents     $  13,549      $  15,131
     Receivable from Motel 6               -          3,620
     Other current assets                 29             29
     Deferred tax assets                   -         30,320
          Total current assets        13,578         49,100

Net property and equipment
     (Note 3)                              -        127,436

Land held for sale                       244          1,107

Other assets including leased
     property under capital
     lease, less accumulated
     amortization of $222 (1996)           -             36

                                   $  13,822      $ 177,679

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and
          accrued liabilities      $   2,741      $   5,215
     Deferred Basic Rent                   -          3,500
     Accrued interest                      -          2,032
     Federal and State taxes
          payable                      7,621              -
               Total current
                    liabilities       10,362         10,747

Total long-term debt (Note 4)              -        204,105

Stockholders' equity (deficit):
     Preferred stock, $.01 par
          value, authorized
          1,000,000 shares; no
          shares issued and
          outstanding at June 30,
          1997 and December 31,
          1996                             -              -
     Common stock, $.01 par value,
          authorized 10,000,000
          shares; 1,047,443 shares
          and 985,710 shares issued
          and outstanding at June 30,
          1997 and December 31, 1996,
          respectively                    10             10
     Additional paid-in capital            -         21,360
     Accumulated equity (deficit)      3,450        (58,543)
          Total stockholders'
               equity (deficit)        3,460        (37,173)

                                   $  13,822      $ 177,679

See accompanying notes.

ALLSTAR INNS INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from January 1, 1997 to June 30, 1997
(in thousands)
(unaudited)

                                   Additional     Accumulated
               Common Stock        Paid-in        Equity
               Shares    Amount    Capital        (Deficit)
               [C]       [C]       [C]            [C]

Balance,
January 1,
1997             986     $ 10      $ 21,360       $(58,543)

Net income         -        -             -         66,722

Liquidating
Distribution
($28.00 per
common share)      -        -       (29,343)             -

Employee Stock
Options           61        -         1,740              -

Vesting of
1995's
Restricted
Stock Plan         -        -           913              -

Reserved
payments to
retained
earnings           -        -             -            601

Adjustment to
Paid-in-Capital
to reflect
Liquidating
Distribution       -        -         5,330         (5,330)

Balance,
June 30,
1997           1,047     $ 10      $      -       $  3,450

See accompanying notes.

ALLSTAR INNS INC.
STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

                                   Six Months Ended June 30,
                                   1997           1996
                                   [C]            [C]
Cash flows from operating
activities:
     Cash received                 $   2,501      $  15,485
     Cash paid to suppliers
          and employees               (2,262)        (2,635)
     Interest paid                    (1,508)       (10,938)
     Federal and state taxes paid     (7,328)             -

          Net cash (used in)
          provided by operating
          activities                  (8,597)         1,912

Cash flows from investing
activities:
     Capital expenditures                  -              -
     Total proceeds from sale
          of motels to the
          Motel 6 Operator           243,028              -
     Payment of long-term debt
          from proceeds from
          the sale of motels        (204,062)             -
     Refund of deferred Basic Rent    (3,212)             -
     Proceeds from land sales            431              -

          Net cash provided by
          investing activities        36,185              -

Cash flows from financing
activities:
     Payments under credit
          agreements                       -         (1,057)
     Principal payments -
          mortgages                      (43)          (634)
     Liquidating distributions
          paid to stockholders       (29,343)             -
     Proceeds from exercise of
          stock options                  216              -

          Net cash used in
          financing activities       (29,170)        (1,691)

Net (decrease) increase in cash
     and cash equivalents             (1,582)           221

Cash and cash equivalents at
     beginning of period              15,131         13,518

Cash and cash equivalents at
     end of period                 $  13,549      $  13,739

Reconciliation of net income
to net cash (used in) provided
by operating activities:

     Net income                    $  66,722      $     800

     Adjustment to reconcile
     net income to net cash
     (used in) provided by
     operating activities:

          Depreciation and
               amortization              662          4,410
          Write-down vacant land
               value                     540              -
          Refund of deferred Basic
               Rent                    3,212              -
          Gain from sale of assets  (116,408)
          Tax benefit resulting
               from the exercise
               of employee stock
               options and the
               vesting of
               restricted stock        2,436              -
          Write-off obligation under
               capital lease              84              -

          Changes in assets and
          liabilities:
               Decrease in receivable
                    from Motel 6       3,620          1,397
               Decrease in other
                    current assets         -              9
               Decrease (increase)
                    in deferred tax
                    assets            30,320         (1,329)
               Decrease in accounts
                    payable and
                    accrued
                    liabilities       (2,475)        (2,106)
               Decrease in deferred
                    Basic Rent        (3,500)             -
               Decrease in accrued
                    interest          (2,032)        (1,397)
               Increase in Federal
                    and State taxes
                    payable            7,621              -
               Increase in
                    additional
                    paid-in
                    capital                -            128
               Increase in
                    accumulated
                    equity
                    (deficit)            601              -

Net cash (used in) provided by
     operating activities          $  (8,597)     $   1,912

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

Effective January 30, 1997 and pursuant to the Master Lease Agreement, all of the Company's motels were sold to the Motel 6 Operator and its assignees for a fixed price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels. Since January 30, 1997, the Company has sold for cash all five of its additional parcels of vacant land with the last sale having been consummated on July 15, 1997. The Company is commencing the final liquidation process of preparing and filing a final federal tax return with the Internal Revenue Service and final state tax returns with six of the states in which it did business.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the period from January 1, 1997 to June 30, 1997 are not indicative of the results for the full year.

2.   Net Income (Loss) Per Share

Net Income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. As of June 30, 1997 there were 1,047,443 outstanding Shares ("Shares") of common stock.

3.   Property and Equipment

Property and equipment is stated at cost and consists of the following at June 30, 1997 and December 31, 1996 (in thousands of dollars):
                                   [C]            [C]
                                   June 30,       December 31,
                                   1997           1996

     Land                          $      -       $ 30,843
     Buildings and improvements           -        166,199
     Furniture and equipment              -         42,477
     Leasehold interests                  -          2,498

                                          -        242,017
     Less accumulated depreciation
          and amortization                -        114,581
     Net property and equipment    $      -       $127,436

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

4.   Long-Term Debt
                                   (in thousands)

                                   [C]            [C]
                                   June 30,       December 31,
                                   1997           1996

     Wells Fargo Bank mortgage
     loans maturing 1998           $      -       $102,105

     Coast Federal Bank mortgage
     loans maturing 1998                  -         44,643

     Great Western Bank and
     WHC-One Investors, L.P.
     mortgage loans maturing
     2005 and 2006                        -         20,317

     Motel 6 Lender secured
     subordinated loans maturing
     1998                                 -         37,040

          Total long-term debt     $      -       $204,105

As a result of the sale of the Company's motel assets, all of the Company's lenders were paid-in-full by the Motel 6 Operator and its assignees as required by the Purchase Option.

5.   Liquidating Cash Distributions

At the Annual Meeting on May 8, 1997, stockholders approved a Plan of Complete Liquidation and Dissolution of the Company (the "Plan"). Immediately thereafter, the Board of Directors of the Company met and approved an initial liquidating cash distribution of $28.00 per common share which was paid on May 22, 1997 to stockholders of record on May 8, 1997.

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

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Results of Operations

General

At a closing held January 30, 1997 in Santa Barbara, California, the Motel 6 Operator and its assignees purchased the Company's 71 motels at a fixed price of $40.0 million plus assumption of the debt secured by the motels of approximately $206 million. The sale of the motel properties constitutes a sale of substantially all of the assets of the Company. Since January 30, 1997, the Company has sold for cash all five of its additional parcels of vacant land with the last sale having been consummated on July 15, 1997.

The Company is subject to substantial Federal and State taxes on the gain realized by the sale of its motel assets and any gain realized on the disposition of the additional parcels of vacant land.

On March 14, 1997, the Board of Directors of the Company approved and recommended, subject to stockholder approval, a Plan of Complete Liquidation and Dissolution. At the Company's Annual Meeting of stockholders on May 8, 1997, the stockholders approved the Plan. (For a more detailed description of the Plan, refer to the Company's 1997 Proxy Statement which was mailed to the Company's stockholders in April 1997.) At a meeting of the Board of Directors held immediately after the Annual Meeting of stockholders, the Board of Directors resolved that the Company would promptly make an initial cash distribution to stockholders of $29.3 million, or $28.00 per share. The distribution was paid on May 22, 1997 to stockholders of record on May 8, 1997.

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

Quarter and Six Months Ended June 30, 1997 versus
Quarter and Six Months Ended June 30, 1996

Total revenues for the second quarter and the six months ended June 30, 1997 were $.5 million and $2.8 million, respectively. The variance from 1996 for the comparable periods occurs as a result of the Company's sale of all of its motel assets on January 30, 1997.

Administrative and general expenses for the second quarter of 1997 were $.3 million compared to $.4 million for the same period last year and for the six months ended June 30, 1997 they were $4.4 million compared to $.7 million for the same period last year. As a result of the exercise of the Purchase Option, the Company was required under FASB Statement 123 - Accounting for Stock-Based Compensation, to expense the fair market value of employee stock options of $2.4 million; and recognize as an expense employee severance pay of $1.3 million payable through December 31, 1998.

Depreciation and amortization for the second quarter and six months ended June 30, 1997 were $-0- and $.7 million, respectively. The variance from 1996 for the comparable periods occurs as a result of the Company's sale of all of its motel assets on January 30, 1997.

Write-down of vacant land for the six months ended June 30, 1997 was $.5 million versus $-0- for the same period last year. This resulted from the reduction of the carrying value of land based on a sales program to recognize the liquidation and dissolution of the Company.

Gain from sale of assets of $116.4 million for the six months ended June 30, 1997 reflects the gain from the sale of the Company's motels.

Interest expense for the quarter and six months ended June 30, 1997 were $-0- and $1.5 million compared to $4.7 million and $9.5 million for the same periods last year. The variance from 1996 for the comparable periods occurs as a result of the Company's sale of all of its motel assets on January 30, 1997.

The provision for income taxes of $45.3 million for the six month period ended June 30, 1997 is almost entirely the Federal and State tax liability on the gain from the sale of assets to the Motel 6 Operator.

Liquidity and Capital Resources

At June 30, 1997, the Company had $13.5 million of cash and cash equivalents, a decrease of approximately $1.6 million from December 31, 1996. As of June 30, 1997, the Company had no borrowing capacity.

EBITDA was $114.2 million for the six months ended June 30, 1997 compared to $13.4 million for the same period last year. EBITDA, as used above, is defined as earnings before interest expense, income taxes, depreciation and amortization. The increase was the result of the $116.4 million gain from sale of assets resulting from the Motel 6 Operator exercising the Purchase Option.

Net cash used by operating activities for the first six months of 1997 was $(8.6) million compared to $1.9 provided by operating activities for the same period in 1996. This year's results reflects no Basic Rent receipts from the Motel 6 Operator, whereas last year's results included $3.5 million, and in addition this year's results also include Federal and State tax payments of $7.3 million.

Net cash provided in investing activities was $36.2 million for the first six months of 1997 and $-0- for the same period last year. This year's favorable variance was due to the receipt of $35.8 million of proceeds from the sale of the Company's motels to the Motel 6 Operator.

Net cash used in financing activities was $(29.2) million for the first six months of 1997 versus $(1.7) million used by financing activities for the same period last year. This year's results include a $28.00 per share initial liquidating cash distribution to stockholders which totalled $29.3 million.

The Company is subject to substantial Federal and State taxes on the gain realized by the sale of its motel assets and any gain realized on the disposition of the additional parcels of vacant land.

As approved by the Board of Directors and the stockholders of the Company, the Plan of Complete Liquidation and Dissolution of the Company provides for the Company to distribute pro rata to the Company's stockholders all its remaining cash, including the proceeds of any sale or disposition, except such cash or assets as are required for paying or making provisions for the claims and obligations of the Company. The Board of Directors resolved that the Company would make an initial cash distribution to stockholders of $29.3 million, or $28.00 per share, which was paid on May 22, 1997 to stockholders of record on May 8, 1997.
A more detailed description of the Plan is provided in the Company's 1997 Proxy Statement which was mailed to the Company's stockholders in April 1997.

PART II.  OTHER INFORMATION

Item 5.   Other Events

On July 8, 1997 the Company filed a Form 8-K with the Securities and Exchange Commission attaching a Press Release, dated June 7,
1997, announcing the appointment of two additional Directors and the resignation of one Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 1997

ALLSTAR INNS INC.

BY:  /S/ Edward J. Gallagher
     Edward J. Gallagher
     Vice Chairman - Principal

     Accounting Officer

BY:  /S/ Edward A. Paul
     Edward A. Paul
     Vice President - Principal
     Financial Officer