Form 10-Q
period 1997-09-30
ALLSTAR INNS INC /DE/
filed 1997-11-10
CIK 810992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                                   -----------

     As of September 30, 1997, there were 1,047,443 shares of the Registrant's common stock outstanding.

================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ALLSTAR INNS INC.

                            STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                   (unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                    1997                1996
                                                  -------             -------
Revenues:
  Rent income                                     $  --               $ 5,236
  Interest income                                     180                 176
                                                  -------             -------

     Total revenues                                   180               5,412

Expenses:
  Administrative and general                          443                 290
  Depreciation & amortization                        --                 2,138
  Other expense                                      --                  --
  Write-down (gain) vacant land value                 (53)               --
  Gain from sale of assets                           --                  --
                                                  -------             -------

     Total expenses                                   390               2,428
                                                  -------             -------

Operating (loss) income                              (210)              2,984

Interest expense                                     --                 4,756
                                                  -------             -------

Net (loss) before provision for
  income taxes                                       (210)             (1,772)

Provision (benefit) for income taxes                  114                (664)
                                                  -------             -------

Net loss                                          $  (324)            $(1,108)
                                                  =======             =======

Net loss per common share                         $  (.31)            $ (1.12)
                                                  =======             =======

Weighted average common shares
  outstanding                                       1,047                 986
                                                  =======             =======

                             See accompanying notes.

                                ALLSTAR INNS INC.

                            STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                   (unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1997                1996
                                                  ---------           ---------
Revenues:
  Rent income                                     $   1,839           $  18,911
  Interest income                                     1,130                 580
                                                  ---------           ---------

     Total revenues                                   2,969              19,491

Expenses:
  Administrative and general                          4,886                 942
  Depreciation & amortization                           662               6,553
  Other expense                                          52                --
  Write-down vacant land value                          487                --
  Gain from sale of assets                         (116,408)               --
                                                  ---------           ---------

     Total expenses                                (110,321)              7,495
                                                  ---------           ---------

Operating income                                    113,290              11,996

Interest expense                                      1,508              14,297
                                                  ---------           ---------
Net income (loss) before provision
  for income taxes                                  111,782              (2,301)

Provision (benefit) for income taxes                 45,384              (1,993)
                                                  ---------           ---------

Net income (loss)                                 $  66,398           $    (308)
                                                  =========           =========

Net income (loss) per common share                $   63.39           $    (.31)
                                                  =========           =========
Weighted average common shares
  outstanding                                         1,047                 986
                                                  =========           =========

                             See accompanying notes.

                                ALLSTAR INNS INC.
                                 BALANCE SHEETS
         September 30, 1997 (unaudited) and December 31, 1996 (audited)
                            (in thousands of dollars)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1997            1996
                                                     ---------       ---------
               A S S E T S

Current assets:
  Cash and cash equivalents                          $   9,782       $  15,131
  Receivable from Motel 6                                 --             3,620
  Other current assets                                      30              29
  Deferred tax assets                                     --            30,320
                                                     ---------       ---------
        Total current assets                             9,812          49,100

Net property and equipment (Note 3)                       --           127,436

Land held for sale                                        --             1,107

Other assets including leased property
  under capital lease, less accumulated
  amortization of $222 (1996)                             --                36
                                                     ---------       ---------
                                                     $   9,812       $ 177,679
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities           $   2,594       $   5,215
  Deferred Basic Rent                                     --             3,500
  Accrued interest                                        --             2,032
  Federal and State taxes payable                        3,978            --
                                                     ---------       ---------
        Total current liabilities                        6,572          10,747

Total long-term debt (Note 4)                             --           204,105

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, authorized
     1,000,000 shares; no shares issued and
     outstanding at September 30, 1997 and
     December 31, 1996                                    --              --
  Common stock, $.01 par value, authorized
     10,000,000 shares; 1,047,443 shares and
     985,710 shares issued and outstanding at
     September 30, 1997 and December 31, 1996,
     respectively                                           10              10
  Additional paid-in capital                              --            21,360
  Accumulated equity (deficit)                           3,230         (58,543)
                                                     ---------       ---------
        Total stockholders' equity (deficit)             3,240         (37,173)
                                                     ---------       ---------

                                                     $   9,812       $ 177,679
                                                     =========       =========

                             See accompanying notes.

                                ALLSTAR INNS INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                Period from January 1, 1997 to September 30, 1997

                                 (in thousands)

                                   (unaudited)


                                   Common Stock        Additional   Accumulated
                                -------------------     Paid-in        Equity
                                 Shares     Amount      Capital      (Deficit)
                                --------   --------   -----------   -----------
Balance, January 1, 1997             986   $     10   $    21,360   $   (58,543)

  Net income                        --         --            --          66,398

  Liquidating Distribution
     ($28.00 per common share)      --         --         (29,343)         --

  Employee Stock Options              61       --           1,740          --

  Vesting of 1995's
     Restricted Stock Plan          --         --             913          --

  Reserved payments to
     retained earnings              --         --            --             705

  Adjustment to Paid-in-
     Capital to reflect
     Liquidating Distribution       --         --           5,330        (5,330)
                                --------   --------   -----------   -----------

Balance, September 30, 1997        1,047   $     10   $      --     $     3,230
                                ========   ========   ===========   ===========

                             See accompanying notes.

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)

                                   (unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    1997                 1996
                                                 ---------            ---------
Cash flows from operating activities:
  Cash received                                  $   2,681            $  20,571
  Cash paid to suppliers and employees              (2,748)              (2,917)
  Interest paid                                     (1,508)             (15,383)
  Federal and state taxes paid                     (11,086)                --
                                                 ---------            ---------
     Net cash (used in) provided by
        operating activities                       (12,661)               2,271

Cash flows from investing activities:
  Capital expenditures                                --                    (24)
  Total proceeds from sale of motels
     to the Motel 6 Operator                       243,028                 --
  Payment of long-term debt from
     proceeds from the sale of motels             (204,062)                --
  Refund of deferred Basic Rent                     (3,212)                --
  Proceeds from land sales                             728                 --
                                                 ---------            ---------
     Net cash provided by (used in)
        investing activities                        36,482                  (24)

Cash flows from financing activities:
  Payments under credit agreements                    --                 (1,057)
  Principal payments - mortgages                       (43)              (1,035)
  Liquidating distributions paid to
     stockholders                                  (29,343)                --
  Proceeds from exercise of stock options              216                 --
                                                 ---------            ---------
     Net cash used in financing
        activities                                 (29,170)              (2,092)
                                                 ---------            ---------
Net (decrease) increase in cash and
  cash equivalents                                  (5,349)                 155
                                                 ---------            ---------
Cash and cash equivalents at beginning
  of period                                         15,131               13,518
                                                 ---------            ---------
Cash and cash equivalents at end
  of period                                      $   9,782            $  13,673
                                                 =========            =========

                            (Continued on next page)

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)

                                   (unaudited)

                                   (continued)

                                                 Nine Months Ended September 30,
                                                    1997                 1996
                                                 ---------            ---------

Reconciliation of net income (loss) to net cash (used in) provided by operating activities:

     Net income (loss)                           $  66,398            $    (308)

     Adjustment to reconcile net income
        to net cash (used in) provided by
        operating activities:
            Depreciation and amortization              662                6,547
            Write-down vacant land value               487                 --
            Refund of deferred Basic Rent            3,212                 --
            Gain from sale of assets              (116,408)                --
            Tax benefit resulting from the
               exercise of employee stock
               options and the vesting of
               restricted stock                      2,436                 --
            Write-off obligation under
               capital lease                            84                 --
            Changes in assets and liabilities:
               Decrease in receivable from
                  Motel 6                            3,620                1,085
               Increase in other current assets         (1)                  (5)
               Decrease (increase) in deferred
                  tax assets                        30,320               (1,994)
               Decrease in accounts payable and
                  accrued liabilities               (2,622)              (2,151)
               Decrease in deferred Basic Rent      (3,500)                --
               Decrease in accrued interest         (2,032)              (1,085)
               Increase in Federal and State
                  taxes payable                      3,978                 --
               Increase in additional paid-in
                  capital                             --                    182
               Increase in accumulated equity
                  (deficit)                            705                 --
                                                 ---------            ---------
Net cash (used in) provided by
  operating activities                           $ (12,661)           $   2,271
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

     Effective January 30, 1997 and pursuant to the Master Lease Agreement, all of the Company's motels were sold to the Motel 6 Operator and its assignees for a fixed price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels. Since January 30, 1997, the Company has sold for cash all five of its additional parcels of vacant land. The Company is currently engaged in the final liquidation process of preparing a final federal tax return with the Internal Revenue Service and final state tax returns with six of the states in which it did business. The Company expects to file these returns in the fourth quarter of 1997.

     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the period from January 1, 1997 to September 30, 1997 are not indicative of the results for the full year.

2.   Net Income (Loss) Per Share

     Net Income  (loss) per common  share is  calculated  by dividing net income
     (loss) by the weighted average number of common shares outstanding. As of September 30, 1997 there were 1,047,443 outstanding Shares ("Shares") of common stock.

3.   Property and Equipment

     Property and equipment is stated at cost and consists of the following at September 30, 1997 and December 31, 1996 (in thousands of dollars):

                                               September 30,     December 31,
                                                    1997             1996
                                               -------------    -------------
          Land ..............................    $    --          $  30,843
          Buildings and improvements ........         --            166,199
          Furniture and equipment ...........         --             42,477
          Leasehold interests ...............         --              2,498
                                                 ---------        ---------
                                                      --            242,017
          Less accumulated depreciation
            and amortization ................         --            114,581
                                                 ---------        ---------
          Net property and equipment ........    $    --          $ 127,436
                                                 =========        =========

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

4.   Long-Term Debt

                                                          (in thousands)
                                                    September 30,   December 31,
                                                    ------------    ------------
                                                          1997            1996
                                                      --------        --------
     Wells Fargo Bank mortgage loans
     maturing 1998 ...............................    $   --          $102,105

     Coast Federal Bank mortgage loans
     maturing 1998 ...............................        --            44,643

     Great Western Bank and WHC-One
     Investors, L.P. mortgage loans
     maturing 2005 and 2006 ......................        --            20,317

     Motel 6 Lender secured subordinated
     loans maturing 1998 .........................        --            37,040
                                                      --------        --------

              Total long-term debt ...............    $   --          $204,105
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

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

Results of Operations

     General

     At a closing held January 30, 1997 in Santa Barbara, California, the Motel 6 Operator and its assignees purchased the Company's 71 motels at a fixed price of $40.0 million plus assumption of the debt secured by the motels of approximately $206 million. The sale of the motel properties constitutes a sale of substantially all of the assets of the Company. Since January 30, 1997, the

Company has sold for cash all five of its additional parcels of vacant land.

     The Company is subject to substantial Federal and State taxes on the gain realized by the sale of its assets.

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

Quarter and Nine Months Ended September 30, 1997 versus
Quarter and Nine Months Ended September 30, 1996

     Total revenues for the third quarter and the nine months ended September 30, 1997 were $.2 million and $3.0 million, respectively. The variance from 1996 for the comparable periods occurs as a result of the Company's sale of all of its motel assets on January 30, 1997.

     Administrative and general expenses for the third quarter of 1997 were $.4 million compared to $.3 million for the same period last year and for the nine months ended September 30, 1997 they were $4.9 million compared to $.9 million for the same period last year. As a result of the exercise of the Purchase Option, the Company was required under FASB Statement 123 - Accounting for Stock-Based Compensation, to expense the fair market value of employee stock options of $2.4 million; and recognize as an expense employee severance pay of $1.3 million payable through December 31, 1998.

     Depreciation and amortization for the third quarter and nine months ended September 30, 1997 were $-0- and $.7 million, respectively. The variance from 1996 for the comparable periods occurs as a result of the Company's sale of all of its motel assets on January 30, 1997.

     Write-down of vacant land for the nine months ended September 30, 1997 was

$.5 million versus $-0- for the same period last year. This resulted from the reduction of the carrying value of land based on a sales program to recognize the liquidation and dissolution of the Company.

     Gain from sale of assets of $116.4 million for the nine months ended September 30, 1997 reflects the gain from the sale of the Company's motels.

     Interest expense for the quarter and nine months ended September 30, 1997 were $-0- and $1.5 million compared to $4.8 million and $14.3 million for the same periods last year. The variance from 1996 for the comparable periods occurs as a result of the Company's sale of all of its motel assets on January 30, 1997.

     The provision for income taxes of $45.4 million for the nine month period ended September 30, 1997 is almost entirely the Federal and State tax liability on the gain from the sale of assets to the Motel 6 Operator.

Liquidity and Capital Resources

     At September 30, 1997, the Company had $9.8 million of cash and cash equivalents, a decrease of approximately $5.3 million from December 31, 1996. As of September 30, 1997, the Company had no borrowing capacity.

     EBITDA was $114.0 million for the nine months ended September 30, 1997 compared to $18.5 million for the same period last year. EBITDA, as used above, is defined as earnings before interest expense, income taxes, depreciation and amortization. The increase was the result of the $116.4 million gain from sale of assets resulting from the Motel 6 Operator exercising the Purchase Option.

     Net cash used by operating activities for the first nine months of 1997 was $(12.7) million compared to $2.3 million provided by operating activities for the same period in 1996. This year's results reflects no Basic Rent receipts from the Motel 6 Operator, whereas last year's results included $3.5 million, and in addition this year's results also include Federal and State tax payments of $11.1 million.

     Net cash provided in investing activities was $36.5 million for the first nine months of 1997 versus $24,000 used in investing activities for the same period last year. This year's favorable variance was due to the receipt of $35.8 million of proceeds from the sale of the Company's motels to the Motel 6 Operator.

     Net cash used in financing activities was $(29.2) million for the first nine months of 1997 versus $(2.1) million used by financing activities for the same period last year. This year's results include a $28.00 per share initial liquidating cash distribution to stockholders which totalled $29.3 million.

     The Company is subject to substantial Federal and State taxes on the gain realized by the sale of its motel assets.

     As approved by the Board of Directors and the stockholders of the Company, the Plan of Complete Liquidation and Dissolution of the Company provides for the Company to distribute pro rata to the Company's stockholders all its remaining cash except such cash or assets as are required for paying or making provisions for the claims and obligations of the Company. The Board of Directors resolved that the Company would make an initial cash distribution to stockholders of $29.3 million, or $28.00 per share, which was paid on May 22, 1997 to stockholders of record on May 8, 1997. A more detailed description of the Plan is provided in the Company's 1997 Proxy Statement which was mailed to the Company's stockholders in April 1997.

PART II. OTHER INFORMATION

Item 5. Other Events

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 1997

                                             ALLSTAR INNS INC.

                                             BY: /S/ Edward J. Gallagher
                                                ---------------------------
                                                 Edward J. Gallagher
                                                 Vice Chairman - Principal
                                                 Accounting Officer

                                             BY: /S/ Edward A. Paul
                                                ---------------------------
                                                 Edward A. Paul
                                                 Vice President - Principal
                                                 Financial Officer