Form 10-K
period 1997-12-31
ALLSTAR INNS INC /DE/
filed 1998-03-30
CIK 810992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

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

                               Title of Each Class
                               -------------------
                                  Common Stock
                                 $.01 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES |X|   NO |_|

                                   ----------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 13, 1998, the aggregate market value of the Company's common stock held by nonaffiliates of the registrant was $2,094,886.

      As of March 13, 1998, there were 1,047,443 shares of common stock outstanding.

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

      Allstar Inns Inc., a Delaware corporation (the "Company"), was incorporated on November 12, 1992 and was formed to succeed to the business and operations of Allstar Inns, L.P., a Delaware limited partnership (the "Company's predecessor"). The Company's primary objective was to own and receive rental income from economy motels or to sell the motels if Motel 6 Operating L.P., a Delaware limited partnership (the "Motel 6 Operator") exercised its lease purchase option (the "Lease Purchase Option"). At January 1, 1997, the Company owned in fee or leased 71 motels with a total of 7,606 rooms. Of these motels, 44 were located in California, and the remainder were located in six other western and southwestern states.

      Effective January 30, 1997 and pursuant to the Master Lease Agreement, all of the Company's motels were sold to the Motel 6 Operator and its assignees for the Lease Purchase Option price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels. Since January 30, 1997, the Company has sold for $910,000 five parcels of vacant land which were purchased for the construction of new motels. The Company is currently engaged in the final liquidation process and has filed a final federal tax return with the Internal Revenue Service (the "IRS") and final state tax returns with six of the states in which it did business.

Background

      In July 1992, the stockholders of the Company approved a plan that placed the business and operations of the Company's motels under the management of Motel 6 Operating L.P., a Delaware limited partnership (the "Motel 6 Operator"). The Company entered into a Management Contract which provided that the Motel 6 Operator would operate and manage all the Company's motels through December 31, 2011. The Motel 6 Operator also had an option to purchase the Company's motels between January 1, 1997 and December 31, 1998 at a price fixed by formula (zero value to the Stockholders at December 31, 1994).

      In May 1995, the stockholders of the Company approved the plan to terminate the Management Contract effective January 1, 1995 and replace it with a Master Lease Agreement under terms of which the Motel 6 Operator would lease the Company's motels through December 31, 2009. Under the Master Lease Agreement, the Motel 6 Operator had an option (the "Purchase Option") to purchase the Company's motels prior to the end of 1998 at a price of $40.0 million plus assumption by the Motel 6 Operator of all indebtedness secured by the Company's motels. The Purchase Option was exercised by the Motel 6 Operator in January 1997. Effective January 30, 1997 and pursuant to the Master Lease Agreement, all of the Company's motels were sold to the Motel 6 Operator and its assignees for the Lease Purchase Option price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels.

Business Plan and Prospects for Future Operations

      Effective January 30, 1997 and pursuant to the Master Lease Agreement, all of the Company's motels were sold to the Motel 6 Operator and its assignees for the Lease Purchase Option price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels. Since January 30, 1997, the Company has sold for $910,000 five parcels of vacant land. The Company is currently engaged in the final liquidation process and has filed a final federal tax return with the IRS and final state tax returns with six of the states in which it did business.

      As a consequence of the sale of the motel assets, the Board of Directors approved and recommended on March 14, 1997, and the stockholders approved on May 8, 1997, a Plan of Complete Liquidation and Dissolution of Allstar Inns Inc. which, among other items, provides that:

      The Company will be liquidated by the sale of its remaining assets after paying or providing for all its claims, obligations and expenses, and will distribute its cash to stockholders on a pro rata basis. An initial cash distribution to stockholders of $28.00 per share, or approximately $29.3 million was paid on May 22, 1997 to stockholders of record on May 8, 1997.

      The Company was subject to substantial Federal and State taxes on the gain realized by the sale of its motel assets and the disposition of the additional parcels of vacant land.

      The Company's business strategy in order to achieve complete liquidation and dissolution is as follows:

      o  Finalize all tax matters;

      o Negotiate final settlement of all unexpired leases, contracts and outstanding debt;

      o Issue a press release notifying all parties of the Final Record Date (when the Company will close its transfer books and its shares will no longer be traded);

      o Distribute remaining cash available in the Contingency Reserve to stockholders according to their common stock holdings as of the Final Record Date;

      o Withdraw the Company from all states in which it has been authorized to do business;

      o Suspend the Company's reporting obligations under Section 15(d) of the Securities Act of 1933, as amended, and terminate the Company's registration statement under Section 12(g) of the Securities Exchange Act of 1934, as amended; and

      o Dissolve the Company under the General Corporation Law of the State of Delaware.

Market Position and Pricing

      As a result of the sale of all of the Company's motels to the Motel 6 Operator and its assignees and the planned liquidation and dissolution of the Company, the Company no longer has marketing and pricing plans or policies.

Operations

      The Company began 1997 leasing its motels to the Motel 6 Operator under the terms of the Master Lease Agreement, however, in January 1997 the Motel 6 Operator exercised its Purchase Option. Effective January 30, 1997 and pursuant to the Master Lease Agreement, all of the Company's motels were sold to the Motel 6 Operator and its assignees for the Lease Purchase Option price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels. Since January 30, 1997, the Company has sold for $910,000 five parcels of vacant land. The Company is currently engaged in the final liquidation process and has filed a final federal tax return with the IRS and final state tax returns with six of the states in which it did business.

      Employees. At December 31, 1997 four employees were employed by the Company to manage the winding-up and liquidation activities, to prepare financial and tax reports of the Company and to make required filings with the Securities and Exchange Commission and other governmental agencies and otherwise to carry out the continuing responsibilities of the Company. None of the Company's employees is currently covered by a collective bargaining agreement. Management believes that the Company's relations with its employees are satisfactory.

Competition

      As a result of the sale of the Company motels to the Motel 6 Operator and its assignees and the planned liquidation and dissolution of the Company, the Company is no longer in competition with other lodging establishments.

ITEM 2. PROPERTIES

      At the beginning of 1997, the Company owned in fee or leased 71 motels with a total of 7,606 rooms. In addition to its motel properties, the Company owned five parcels of unimproved land suitable for the construction of new motels. Effective January 30, 1997 and pursuant to the Master Lease Agreement, all of the Company's motels were sold to the Motel 6 Operator and its assignees for the Lease Purchase Option price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels. Since January 30, 1997, the Company has sold for $910,000 five parcels of vacant land which were purchased for construction of new motels. The Company is currently engaged in the final liquidation process and has filed a final federal tax return with the IRS and final state tax returns with six of the states in which it did business.

      The Company's headquarters are located in Santa Barbara, California. The Company began leasing its office space from an independent third party in October 1993. The original term of the lease is for five years with current minimum rent payments of $75,145 per annum.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, the Company was a party to lawsuits arising in the ordinary course of its business. Substantially all of the claims made in these lawsuits are covered by the Company's insurance policies. Management believes that such lawsuits arising in the ordinary course of business will not have a material adverse effect on the financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company began trading on the OTC Bulletin Board Service on November 26, 1993 and the high bid and low ask prices are currently reported under the symbol "ALST". The range of the high bid and low ask prices of the Company's Common Stock for each of the quarters during 1997 are set forth below:

                                                      1997
                                               -----------------
                                                High       Low
                                               ------     ------
              First Quarter..................      30     29-1/2
              Second Quarter.................  28-3/4      1-1/2
              Third Quarter..................       2      1-7/8
              Fourth Quarter.................       2      2-1/4

      As of February 27, 1998, there were 610 shareholders of record holding 1,047,443 shares of Common Stock.

      At the Annual Meeting on May 8, 1997 the stockholders approved a Plan of Complete Liquidation and Dissolution (the "Plan") of the Company. (For a more detailed description of the Plan, refer to the Company's 1997 Proxy Statement which was mailed to the Company's stockholders in April 1997.) Immediately thereafter, the Board of Directors of the Company approved an initial liquidating cash distribution of $28.00 per common share which was paid on May 22, 1997 to stockholders of record on May 8, 1997.

ITEM 6. SELECTED FINANCIAL DATA

      The Company assumed operations of the Company's predecessor on November 25, 1993 and retained December 31st as the end of its fiscal year. The Company's motels were operated under a Management Contract until December 31, 1994. Effective January 1, 1997, the Management Contract was terminated and the Company's motels were leased to the Motel 6 Operator pursuant to the Master Lease Agreement. Effective January 30, 1997 the Motel 6 Operator and its assignees exercised the Master Lease Agreement Purchase Option to purchase all of the Company's motels.

SUMMARY FINANCIAL AND OPERATING DATA (1)

                 (in thousands except per share, motels, rooms,
                       rentals, occupancy and room rates)

                                                                        Years Ended December 31,
                                             -------------------------------------------------------------------
                                                1993           1994           1995          1996          1997
                                             ----------     ----------     ----------    ----------    ---------
STATEMENT OF OPERATING DATA
  Revenues...............................   $ 52,034       $ 56,842      $ 52,424        $ 24,743     $  3,006
  Operating, administrative and
     lease expenses......................     28,182         30,800        22,921           1,227        4,117
  Motel 6 field overhead.................      1,323          1,468         1,006            --           --
  Motel 6 accounting and
     marketing fee.......................      2,084          2,277         1,809            --           --
  Motel 6 license fee....................      1,563          1,708         1,356            --           --
  Motel 6 incentive fee..................        832           --             897            --           --
  Interest expense.......................     15,920         17,132        20,064          19,061        1,508
  Depreciation and amortization..........      9,851          9,240         9,001           8,608          662
  Other expense..........................       --             --           4,953              12           62
  Write down and losses on sales
     of assets...........................       --              476         1,036(3)          123          487
  Gain from sale of assets...............       --             --            --              --      (116,408)
  Effect of Master Lease
     Agreement settlement................       --             --          (2,870)           --           --
  Provision (benefit) for income
     taxes...............................       --                2        (7,012)        (23,306)      45,937
  Net income (loss)......................     (7,721)        (6,261)         (737)         19,018       66,641
  Income (loss) per Share (2)............      (8.17)         (6.63)         (.77)          17.82        63.62
  Dividend per Common Share (2)..........       --             --            2.00            2.00        28.00 (5)
STATISTICAL DATA
  Motels at end of period................         73             72            72              71         --
  Average number of rooms
     available...........................      7,747          7,734         7,641           7,606         --
  Room rentals per available
     room (4)............................   $  6,717       $  7,350      $  7,671        $  8,007         --
  Occupancy percentage...................      61.6%          66.2%         67.1%            66.1%        --
  Average daily room rates...............   $  29.88       $  30.41      $  31.31        $  33.11         --
BALANCE SHEET DATA
  Total assets...........................   $172,757       $174,048      $160,290        $177,679     $  4,069
  Total debt and lease
     obligations.........................    202,472        199,086       206,967         204,189         --
  Shareholders' (deficit) equity.........    (45,522)       (51,784)      (54,470)        (37,173)       3,641

----------
(1) Amounts are set forth accounting for different time periods in which the Company's motels were (i) operated by the Company; (ii) operated by the Motel 6 Operator under a management contract; (iii) leased to the Motel 6 Operator; and (iv) sold to the Motel 6 Operator and, as a result, such amounts are not comparable.

(2) Amounts reflect the conversion to corporation and one-for-fifteen reverse stock split.

(3) The Company in 1995 wrote down the carrying value of the vacant land held for sale by $1.0 million.

(4) Room rentals per available room represents room rentals divided by the average number of rooms available during the period.

(5) Represents the initial liquidating cash distribution approved by the Board of Directors May 8, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      General

      At a closing held January 30, 1997 in Santa Barbara, California, the Motel 6 Operator and its assignees purchased the Company's 71 motels at the Lease Purchase Option price of $40.0 million plus assumption of the debt secured by the motels of approximately $206 million. The sale of the motel properties constitutes a sale of substantially all of the assets of the Company. Since January 30, 1997, the Company has sold for $910,000 five parcels of vacant land which were purchased for the construction of new motels.

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

      As approved by the stockholders, the Plan provides for the Company to be liquidated (i) by the sale of its remaining assets, (ii) after paying or providing for all its claims, obligations and expenses, by distributing cash to its stockholders pro rata and, (iii) if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then stockholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then stockholders. Should the Board of Directors determine that one or more liquidating trusts are required by the Plan or are otherwise necessary, appropriate or desirable, approval of the Plan constituted stockholder approval of the appointment by the Board of Directors of one or more trustees to any such liquidating trusts and the execution of liquidating trust agreements with the trustees on such terms and conditions as the Board of Directors, in its absolute discretion, shall determine.

Fiscal Year Ended December 31, 1997
vs. December 31, 1996

      Total revenues for 1997 were $3.0 million compared to $24.7 million for 1996. The variance from 1996 occurs as a result of the Company's sale of all of its motel assets on January 30, 1997 to the Motel 6 Operator and its assignees.

      Administrative and general expenses were $4.1 million for 1997 compared to $1.2 million for 1996. As a result of the exercise of the Purchase Option, the Company was required under FASB Statement 123 - Accounting for Stock-Based Compensation, to expense the fair market value of employee stock options of $2.4 million; and recognize as an expense employee severance pay of $1.0 million payable through December 31, 1998.

      Depreciation and amortization for 1997 were $.7 million compared to $8.6 million for 1996. The variance from 1996 occurs as a result of the Company's sale of all of its motel assets on January 30, 1997.

      Write-down and losses on sales of assets for 1997 were $.5 million compared to $.1 million for 1996. The loss for 1997 resulted from the reduction of the carrying value of land based on a sales program to recognize the liquidation and dissolution of the Company.

      Gain from sale of assets of $116.4 million for 1997 reflects the gain from the sale of the Company's motels.

      Interest expense for 1997 was $1.5 million compared to $19.1 million for 1996. The variance from 1996 is the result of the Company's sale of all of its motel assets on January 30, 1997.

      Provision (benefit) for income taxes for 1997 reflects a provision of $45.9 million for the Federal and State tax liability on the gain from the sale of the Company's motels. The amount for 1996, a benefit of $23.3 million, reflects realizing all future deferred tax benefits as a result of the exercise of the Master Lease Agreement Purchase Option by the Motel 6 Operator and its assignees.

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

Liquidity and Capital Resources

      At December 31, 1997, the Company had $4.1 million of cash as compared to $15.1 million at December 31, 1996. As of December 31, 1997, the Company had no borrowing capacity.

      EBITDA was $114.7 million for 1997 compared to $23.4 million for 1996. EBITDA, as used above, is defined as earnings before interest expense, income taxes, depreciation and amortization. The increase was the result of the $116.4 million gain from sale of assets resulting from the Motel 6 Operator and its assignees exercising the Master Lease Agreement Purchase Option.

      Net cash used in operating activities for 1997 was $(18.4) million compared to $6.0 million provided by operating activities for 1996. 1997 results reflects no Basic Rent receipts from the Motel 6 Operator, whereas last year's results included $7.0 million, 1997 results also include Federal and State tax payments of $15.6 million and severance payments payable through December 31, 1998 of $1.0 million.

      Net cash provided by investing activities was $36.5 million for 1997 versus $.3 million provided by investing activities for 1996. 1997 favorable variance was due to the receipt of $35.8 million of net proceeds from the sale of the Company's motels to the Motel 6 Operator.

      Net cash used in financing activities was $(29.2) million for 1997 versus $(4.7) million used in financing activities for 1996. 1997 results include a $28.00 per share initial liquidating cash distribution to stockholders which totalled $29.3 million.

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

                                ALLSTAR INNS INC.

     STATEMENT OF NET ASSETS IN LIQUIDATION (1997) AND BALANCE SHEET (1996)
                            (in thousands of dollars)
--------------------------------------------------------------------------------

                                                               December 31,
                                                          ---------------------
                                                          1997             1996
                                                          ----             ----
ASSETS
Current assets:
    Cash and cash equivalents (Note 1) .............     $  4,069     $  15,131
    Receivable from Motel 6 (Note 1) ...............         --           3,620
    Other current assets ...........................         --              29
    Deferred tax assets (Note 3) ...................         --          30,320
                                                         --------     ---------
          Total current assets .....................        4,069        49,100
Net property and equipment (Note 1) ................         --         127,436
Land held for sale (Notes 1 and 7) .................         --           1,107
Other assets including leased property
  under capital lease, less accumulated
  amortization of $222 (1996) ......................         --              36
                                                         --------     ---------
                                                         $  4,069     $ 177,679
                                                         ========     =========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued liabilities .......     $    428     $   5,215
    Deferred Basic Rent (Note 1) ...................         --           3,500
    Accrued interest ...............................         --           2,032
                                                         --------     ---------
          Total current liabilities ................          428        10,747
Long-term debt (Note 2) ............................         --         204,105
Commitments and contingencies (Notes 4) ............         --            --
Stockholders' equity (deficit):
    Preferred stock, $.01 par value,
       authorized 1,000,000 shares; no
       shares issued and outstanding
       at December 31, 1997 and 1996 ...............         --            --
    Common stock, $.01 par value,
       authorized 10,000,000 shares;
       1,047,443 shares and 985,710
       shares issued and outstanding
       at December 31, 1997
       and 1996, respectively ......................           10            10
    Additional paid-in capital .....................         --          21,360
    Accumulated equity (deficit) ...................        3,631       (58,543)
                                                         --------     ---------
Total stockholders' equity (deficit) ...............        3,641       (37,173)
                                                         --------     ---------
                                                         $  4,069     $ 177,679
                                                         ========     =========

                             See accompanying notes.
--------------------------------------------------------------------------------

                                ALLSTAR INNS INC.

            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (1997)
                  AND STATEMENTS OF OPERATIONS (1996 AND 1995)
                      (in thousands, except per share data)
--------------------------------------------------------------------------------

                                                   Years Ended December 31,
                                                -----------------------------
                                                1997        1996         1995
                                                ----        ----         ----
Revenues:
    Rent income ........................    $   1,839     $ 23,999     $  6,108
    Interest income ....................        1,167          744        1,164
    Room rentals .......................         --           --         45,152
                                            ---------     --------     --------
          Total Revenues ...............        3,006       24,743       52,424
                                            ---------     --------     --------
Expenses:
    Operating ..........................         --           --         20,850
    Lease ..............................         --           --            271
    Administrative and general .........        4,117        1,227        1,800
    Motel 6 field overhead .............         --           --          1,006
    Motel 6 accounting and
      marketing fee ....................         --           --          1,809
    Motel 6 license fee ................         --           --          1,356
    Motel 6 incentive fee ..............         --           --            897
    Depreciation and amortization ......          662        8,608        9,001
    Other expense ......................           62           12        4,953
    Write-down and losses on
      sales of assets ..................          487          123        1,036
    Effect of Master Lease
      Agreement settlement .............         --           --         (2,870)
    Gain from sale of assets ...........     (116,408)        --           --
                                            ---------     --------     --------
          Total (income) expense .......     (111,080)       9,970       40,109
                                            ---------     --------     --------
Operating income .......................      114,086       14,773       12,315

Interest expense .......................        1,508       19,061       20,064
                                            ---------     --------     --------
Net income (loss) before
  provision for income taxes ...........      112,578       (4,288)      (7,749)

Provision (benefit) for
  income taxes .........................       45,937      (23,306)      (7,012)
                                            ---------     --------     --------
Net income (loss) ......................    $  66,641     $ 19,018     $   (737)
                                            =========     ========     ========
Net income (loss) per
  common share (Note 1) ................    $   63.62     $  19.28     $   (.77)
                                            =========     ========     ========
Net income (loss) per common
  share assuming dilution (Note 1) .....    $   63.62     $  17.82     $   (.71)
                                            =========     ========     ========
Weighted average common
  shares outstanding ...................        1,047          986          954
                                            =========     ========     ========
Weighted average common
    shares outstanding plus
    employee stock options .............        1,047        1,067        1,036
                                            =========     ========     ========

                             See accompanying notes.
--------------------------------------------------------------------------------

                                ALLSTAR INNS INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
--------------------------------------------------------------------------------

                   For the Three Years Ended December 31, 1997

                                                     Common Stock        Additional   Accumulated
                                                     ------------         Paid-in        Equity
                                                   Shares    Amount       Capital       (Deficit)
                                                   ------    ------       -------       ---------
Balance, December 31, 1994 .................         945       $ 9       $ 25,031        $(76,824)
    Net loss ...............................        --          --           --              (737)
    Dividends ($2.00 per common share) .....        --          --         (1,950)           --
    Common stock grant .....................          40         1           --              --
                                                   -----       ---       --------        --------
Balance, December 31, 1995 .................         985        10         23,081         (77,561)
                                                   =====       ===       ========        ========
    Net income .............................        --          --           --            19,018
    Dividends ($2.00 per common share) .....        --          --         (1,956)           --
    Employee stock options .................           1        --             22            --
    Amortization of 1995's
       Restricted Stock Plan ...............        --          --            213            --
                                                   -----       ---       --------        --------
Balance, December 31, 1996 .................         986        10         21,360         (58,543)
                                                   =====       ===       ========        ========
    Net income .............................        --          --           --            66,641
    Liquidating Distribution
       ($28.00 per common share) ...........        --          --        (29,343)           --
    Employee stock options .................          61        --          1,740            --
    Vesting of 1995's Restricted Stock Plan         --          --            913            --
    Reserve payments to retained earnings ..        --          --           --               863
    Adjustment to Paid-in-Capital to reflect
       Liquidating Distributions ...........        --          --          5,330          (5,330)
                                                   -----       ---       --------        --------
Balance, December 31, 1997 .................       1,047       $10       $   --          $  3,631
                                                   =====       ===       ========        ========

                             See accompanying notes.
--------------------------------------------------------------------------------

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
--------------------------------------------------------------------------------

                                                   Years Ended December 31,
                                                 ----------------------------
                                                 1997        1996        1995
                                                 ----        ----        ----
Cash flows from operating activities:
    Cash received .........................   $   2,748    $ 28,317    $ 50,326
    Cash paid to suppliers and employees ..      (3,996)     (3,195)    (35,448)
    Interest paid .........................      (1,508)    (19,119)    (18,730)
    Federal and state taxes paid ..........     (15,617)       --          --
    Tax deficiency payment ................        --          --        (9,002)
                                              ---------    --------    --------
       Net cash provided by (used in)
          operating activities ............     (18,373)      6,003     (12,854)

Cash flows from investing activities:
    Capital expenditures ..................        --           (23)       --
    Total proceeds from sale of motels
       to the Motel 6 Operator ............     243,028        --          --
    Payment of long-term debt from proceeds
       from the sale of motels ............    (204,062)       --          --
    Refund of deferred Basic Rent .........      (3,212)       --          --
    Proceeds from sale of assets ..........         728         336         139
    Other .................................        --          --           (19)
                                              ---------    --------    --------
       Net cash provided by (used in)
          investing activities ............      36,482         313         120

Cash flows from financing activities:
    Borrowing under credit agreements .....        --          --         8,996
    Payments under credit agreements ......        --        (1,439)       (189)
    Principal payments - mortgages and
       capital lease obligation ...........         (44)     (1,310)       (926)
    Dividends paid to stockholders ........     (29,343)     (1,956)     (1,950)
    Proceeds from exercise of stock options         216           2        --
    Proceeds from common stock grant ......        --          --             1
                                              ---------    --------    --------
       Net cash provided by (used in)
          financing activities ............     (29,171)     (4,703)      5,932
                                              ---------    --------    --------
Net increase (decrease) in cash and
    cash equivalents ......................     (11,062)      1,613      (6,802)
Cash and cash equivalents at
    beginning of period ...................      15,131      13,518      20,320
                                              ---------    --------    --------
Cash and cash equivalents at
    end of period .........................   $   4,069    $ 15,131    $ 13,518
                                              =========    ========    ========

                            (Continued on next page)
--------------------------------------------------------------------------------

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
--------------------------------------------------------------------------------

                                                   Years Ended December 31,
                                                 ----------------------------
                                                 1997        1996        1995
                                                 ----        ----        ----
Reconciliation  of net income (loss)
 to net cash provided by (used in)
 operating activities:
   Net income (loss) ......................   $  66,641    $ 19,018    $   (737)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization .......         662       8,608       9,001
      Write-down of assets ................         487        --         1,000
      Refund of deferred Basic Rent .......       3,212        --          --
      (Gain) loss on sale of assets .......    (116,408)        123          36
      Amortization of restricted stock
       and exercise of employee
       stock options ......................        --           234        --
      Tax benefit resulting from the
       exercise of employee stock
       options and the vesting of
       restricted stock ...................       2,436        --          --
      Write-off obligation under
       capital lease ......................          84        --          --
      Changes in assets and liabilities:
         Decrease in restricted cash ......        --          --         2,500
         Decrease (increase) in receivable
           from Motel 6 ...................       3,620      (1,531)       (108)
         Decrease in other current assets..          29          17         119
         Decrease in property and equipment        --          --           567
         Decrease in other assets .........        --          --           734
         Decrease (increase) in deferred
           tax assets .....................      30,320     (23,307)     (7,013)
         Decrease in accounts payable
           and accrued liabilities ........      (4,787)       (602)    (11,284)
         Increase  (decrease) in deferred
           Basic Rent .....................      (3,500)      3,500        --
         Increase (decrease) in accrued
           interest .......................      (2,032)        (57)        469
         Increase (decrease) in accrued
           tax litigation liabilities .....        --          --        (8,138)
         Increase in accumulated equity
           (deficit) ......................         863        --          --
                                              ---------    --------    --------
Net cash provided by (used in)
 operating activities .....................   $ (18,373)   $  6,003    $(12,854)
                                              =========    ========    ========

                             See accompanying notes.
--------------------------------------------------------------------------------

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

      The Company at January 1, 1997 owned in fee or leased 71 motels with a total of 7,606 rooms. Effective January 30, 1997 and pursuant to the Master Lease Agreement, all of the Company's motels were sold to the Motel 6 Operator and its assignees for the Lease Purchase Option price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels. Since January 30, 1997, the Company has sold for $910,000 five parcels of vacant land which were purchased for the construction of new motels. The Company is currently engaged in the final liquidation process and has filed a final federal tax return with the IRS and final state tax returns with six of the states in which it did business. In 1996 and 1995 the Company's business was to lease the motels to the Motel 6 Operator to operate under the "Motel 6" logo under the terms of the Master Lease Agreement. In 1994 the Company engaged the Motel 6 Operator to operate its motels under terms of a Management Contract. Accordingly, the accompanying financial statements reflects the business as conducted in each period.

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

      As of the date of adoption of dissolution, May 8, 1997, the Company changed its method of accounting from the going concern basis to the liquidation basis. Under the liquidation basis of accounting assets are presented at amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors.

Master Lease Agreement

      In 1992, the security holders of the Company approved a plan that placed the business and operations of the Company's motels under the management of Motel 6 Operating L.P., a Delaware limited partnership (the "Motel 6 Operator"). The Company entered into a management contract which provided that the Motel 6 Operator would operate and manage all the Company's motels through December 31, 2011. In September 1995 the Company and the Motel 6 Operator terminated the Management Contract and entered into a new Master Lease Agreement (the "Master Lease Agreement") relating to the Company's motels. For a description of the events leading up to the Master Lease Agreement, see the Company's Proxy Statement relating to its 1995 Annual Meeting of Stockholders.

      The Lease was a "net, net, net" lease for a 15-year term commencing as of January 1, 1995. Annual rent was an amount sufficient to cover debt service on the indebtedness secured by the Company's motels plus (i) through 1998, $3.5 million, (ii) in 1999, satisfaction of the Company's indebtedness to the an affiliate of the Motel 6 Operator (the "Motel 6 Lender") (approximately $37.0 million at December 31, 1996), plus (iii) annually in 1999 through 2009, $5.0 million (plus cost of living increases from 1995). Under the Master Lease Agreement, the Motel 6 Operator had an option (the "Purchase Option") to purchase the Company's motels prior to the end of 1998 at a price of $40.0 million plus assumption by the Motel 6 Operator of the indebtedness, including the Motel 6 Lender indebtedness, secured by the Company's motels. Upon such purchase, the Motel 6 Operator would receive $3.0 million representing a furniture, fixture and equipment reserve. The Master Lease Agreement was assignable

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

to an assignee with a net worth of at least $350 million. The Purchase Option was assignable so long as the Motel 6 Operator or its parent guarantees the performance of the assignee.

      On January 30, 1997 the Motel 6 Operator and its assignees formally exercised the Purchase Option. The closing of the sale of the Company's motels took place on January 30, 1997.

      At a closing held in Santa Barbara, California, the Motel 6 Operator purchased the Company's 71 motels at the Lease Purchase Option price of $40.0 million plus assumption of the debt secured by the motels of approximately $206 million. The sale of the motel properties constituted a sale of substantially all of the assets of the Company. The Company also sold five parcels of vacant land constituting the balance of the Company's real estate holdings.

      The Company was subject to substantial Federal and State taxes on the gain realized by the sale of its motel assets.

      At the Annual Meeting on May 8, 1997 the stockholders approved a Plan of Complete Liquidation and Dissolution of the Company (the "Plan"). (For a more detailed description of the Plan, refer to the Company's 1997 Proxy Statement which was mailed to the Company's stockholders in April 1997.) Immediately thereafter, the Board of Directors of the Company approved an initial liquidating cash distribution of $28.00 per common share which was paid on May 22, 1997 to stockholders of record on May 8, 1997.

The Company's business strategy in order to achieve complete liquidation and dissolution is as follows:

      o  Finalize all tax matters;

      o Negotiate final settlement of all unexpired leases, contracts and outstanding debt;

      o Issue a press release notifying all parties of the Final Record Date (when the Company will close its transfer books and its shares will no longer be traded);

      o Distribute remaining cash available in the Contingency Reserve to stockholders according to their common stock holdings as of the Final Record Date;

      o Withdraw the Company from all states in which it has been authorized to do business;

      o Suspend the Company's reporting obligations under Section 15(d) of the Securities Act of 1933, as amended, and terminate the Company's registration statement under Section 12(g) of the Securities Exchange Act of 1934, as amended; and

      o Dissolve the Company under the General Corporation Law of the State of Delaware.

Reclassifications

      Certain amounts as previously reported have been reclassified to conform to the December 31, 1996 presentation.

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      Leasehold interests..................................    Lease term

      Leased property under capital lease..................    16 years

      Property and equipment is stated at cost and consists of the following at December 31:

                                                          (in thousands)
                                                      1997              1996
                                                      ----              ----
      Land  .....................................   $  --            $  30,843
      Buildings and improvements.................      --              166,199
      Furniture and equipment....................      --               42,477
      Leasehold interests........................      --                2,498
                                                    --------         ---------
                                                       --              242,017
      Less accumulated depreciation
         and amortization........................      --              114,581
                                                    --------         ---------
      Net property and equipment.................   $  --            $ 127,436
                                                    ========         =========

      All of the Company's assets were sold to the Motel 6 Operator and its assignees on January 30, 1997.

Cash Equivalents

      The Company has no investments; its liquid assets consist of cash in its Contingency Reserve bank account.

Net Income (Loss) Per Common Share

      For the year ended December 31, 1997, the Company has calculated the net income per share under standards and procedures in FASB Statement No. 128, Earnings Per Share. The new standards require the earnings per share to be calculated under two methods. The first method, Earnings per common share, is calculated using only outstanding stock. This method is new and is required to be reported on for the current year 1997 and prior years 1996 and 1995. The second method, Earnings per common share assuming dilution, incorporates potential dilution from all potentially dilutive securities. There has been no change to the calculation of this method.

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Accounting for Stock Based Compensation

      The Company accounts for its stock based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees, and the Company has adopted the disclosure only provisions of Statement of Accounting Financial Standards No. 123, Accounting for Stock Based Compensation.

Receivable from Motel 6

      Receivable from Motel 6 was comprised of the following:

                                                         (in thousands)
                                                        1997        1996
                                                        ----        ----
      Amount owed to the Company....................   $ --        $1,588
      Interest owed to the Company's lenders........     --         2,032
                                                       ------      ------
         Receivable from Motel 6....................   $ --        $3,620
                                                       ======      ======

Deferred Basic Rent

      Deferred Basic Rent reflected 1997's annual Basic Rent payment received from the Motel 6 Operator on December 31, 1996.

Land Held for Sale

      Land held for sale is stated at the lower of cost or estimated net realizable value. In 1995 the Company wrote down the carrying value of the land held for sale by $1.0 million.

(2) LONG-TERM DEBT

                                                             (in thousands)
                                                                December
                                                           ------------------
                                                           1997          1996
                                                           ----          ----
WFB mortgage loans maturing 1998 ..................     $   --        $102,105

Coast Federal Bank mortgage loans maturing 1998....         --          44,643

Great Western Bank and WHC-One Investors, L.P.
    mortgage loans maturing 2005 and 2006 .........         --          20,317

Motel 6 Lender secured subordinated loans
    maturing 1998 .................................         --          37,040
                                                        --------      --------
       Total long-term debt .......................     $   --        $204,105
                                                        ========      ========

      As a result of the sale of the Company's motel assets, all of the Company's lenders were paid-in-full by the Motel 6 Operator and its assignees pursuant to the terms of the Purchase Option.

      During 1997, 1996 and 1995 interest expense totaled $1.5 million, $19.1 million and $20.1 million, respectively.

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(3) INCOME TAXES

      Pursuant to SFAS 109, the Company had no deferred tax assets as of December 31, 1997 compared to $30.3 million as of December 31, 1996. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                (in thousands)
                                                               1997        1996
                                                               ----        ----
Deferred tax assets:
    Prior years' bases differences ......................    $   --      $21,038
    Contingent liability provision ......................        --        1,107
    Deferred loan fees ..................................        --        1,008
    Write-down of land held for sale ....................        --        1,058
    Net operating loss carry-forward ....................        --        8,493
    Deferred Basic Rent .................................        --        1,400
    Other ...............................................        --           72
                                                             --------    -------
       Total deferred tax assets ........................        --       34,176

Deferred tax liabilities:
    Tax depreciation in excess of book depreciation .....        --        3,490
    Tax loss over book loss on asset sale ...............        --           44
    Capitalized interest ................................        --          322
                                                             --------    -------
       Total deferred tax liabilities ...................        --        3,856

Net deferred tax assets .................................    $   --      $30,320
                                                             ========    =======

      As a result of the sale of the Company's motel assets to the Motel 6 Operator and its assignees, the Company incurred significant federal and state tax liabilities that were paid during 1997. After recognizing net deferred tax assets, the federal and state taxes paid during 1997 were $12.0 million and $3.6 million, respectively.

(4) COMMITMENTS AND CONTINGENCIES

Leases

      As a result of the sale of the Company's motels to the Motel 6 Operator and its assignees, the Motel 6 Operator and its assignees assumed the Company's eight lease agreements involving motel land and buildings. The Company is currently only a party to the lease agreement involving its headquarters. The following is a schedule by years of future minimum rental payments required under the headquarters' office lease:

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                       (in thousands)
                                                         Operating
                                                           Leases
                                                           ------
           1998 .....................................     $   59
           1999......................................         --
           2000......................................         --
           2001......................................         --
           2002......................................         --
           Thereafter................................         --
                                                          ------
           Total minimum lease payments..............     $   59
                                                          ======

      The Company's headquarters are located in Santa Barbara, California. The Company began leasing its office space from an independent third party in October 1993. The original term of the lease is for five years with current minimum rent payments of $75,145 per annum.

Employment Agreements

      Mr. Shaughnessy is employed to manage the Company on a part-time basis pursuant to an Executive Employment Agreement (the "Shaughnessy Agreement"). During October 1992, Mr. Shaughnessy's salary was reduced from $518,000 to $200,000 annually, but he continues to receive substantially the same employee benefits as he previously received and is entitled to receive all other benefits which have generally been granted to senior executives of the Company.

      Mr. Shaughnessy was granted Options and related Stock Appreciation Rights, which were fully vested at April 30, 1993, to purchase 19,000 common shares. The options were exercisable for a period of ten years. The option price of $7.50 per share was the fair market value of a share on the date of the grant. On February 10, 1997 Mr. Shaughnessy exercised his stock appreciation rights for these options. The market value on the exercise date was $29.50 per share of common stock.

      The Company has three other Company employees managing the winding-up and liquidation activities. The Company will pay these employees their current salaries through December 31, 1999.

(5) EMPLOYEE STOCK OPTION PLAN

      Under the Company's employee stock option plan, options to acquire a maximum of 63,333 common shares were granted to employees of the Company at an exercise price not less than the fair market value of a Share on the date of grant. During 1997, as a result of the sale of the Company's motels and the result of agreements entered into with the Company's employees (regarding the early vesting of all stock options if the Master Lease Agreement Lease Purchase Option was exercised), all employee stock options were fully vested and exercised. The market value of the stock options when exercised ranged from $27.875 to $29.50 per share. At December 31, 1997, 1996 and 1995 there were outstanding options for the purchase of -0-, 62,333 and 63,333 shares, respectively, at prices ranging from $2.25 to $22.50 per share.

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                 Employee
                                                               Stock Options
                                                               -------------
       Outstanding, December 31, 1996........................      62,333
          Granted............................................        --
          Cancelled..........................................        --
          Exercised, at prices ranging from
              $2.25 to $22.50................................      62,333
                                                                   ------
       Outstanding, December 31, 1997........................        --
                                                                   ======
       Exercisable, December 31, 1997........................        --
                                                                   ======

      The 62,333 outstanding options included 22,600 with stock appreciation rights. One thousand options were exercised in 1996 and no options were exercised during 1995.

(6) RESTRICTED STOCK PLAN

      Restricted Stock awards of a total of 40,000 shares of the Company's Common Stock were granted by the Board of Directors on October 11, 1995 to the Company's employees. During 1997, as a result of the sale of the Company's motels, all restrictions were removed from the restricted stock and the stock was issued to the Company's employees. The market value of the restricted stock when the restrictions were removed was $27.875 per share. During 1997, 1996 and 1995, $913,000, $213,000 and $-0-, respectively, was deducted as expense relating to the plan.

(7) VACANT LAND

      Since January 30, 1997 the Company has sold for $910,000 its five unimproved land parcels which were purchased for the construction of new motels.

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

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the value:

      Cash. The carrying amount is actual cash value.

      The fair values of the Company's financial instruments are summarized as follows:

                                ALLSTAR INNS INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                               (in thousands)
                                 December 31, 1997          December 31, 1996
                               ---------------------      ---------------------
                              Carrying    Estimated      Carrying    Estimated
                               Amount     Fair Value      Amount     Fair Value
                               ------     ----------      ------     ----------
Cash and cash equivalents     $  4,069    $  4,069       $ 15,131     $ 15,131
Receivable from Motel 6           --          --            3,620        3,620
Long-term debt                    --          --          204,105      200,252

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Allstar Inns Inc.

We have audited the statement of net assets in liquidation of Allstar Inns Inc. as of December 31, 1997, and the related statements of changes in net assets in liquidation, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the stockholders of Allstar Inns Inc. approved a plan of liquidation on May 8, 1997, and the Company began liquidation shortly thereafter. As a result, the Company changed its basis of accounting for periods after May 8, 1997, from the going concern basis to the liquidation basis.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the net assets in liquidation of Allstar Inns Inc. as of December 31, 1997, and the changes in net assets in liquidation and cash flows for the period then ended, in conformity with generally accepted accounting principles.

                                                MCGOWAN GUNTERMANN

March 17, 1998
Santa Barbara, CA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the accompanying balance sheet of Allstar Inns Inc. as of December 31, 1996, and the related statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allstar Inns Inc. at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     ERNST & YOUNG LLP

Woodland Hills, California
January 24, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      In light of the fact that the Company is presently in the process of liquidating and dissolving, the Company determined to replace its ongoing accounting firm, Ernst & Young LLP, with a local accounting firm, McGowan Guntermann, to conduct the Company's final audit for the fiscal year ended December 31, 1997, on the basis that it would be more economically prudent to engage a local accountant for such audit under the Company's present circumstances. The new accountant was engaged on March 10, 1998 to conduct the Company's audit for the fiscal year ended December 31, 1997. Reference is also made to the current report on Form 8-K filed with the Securities and Exchange Commission on March 18, 1998, which report is hereby incorporated by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The Directors and Executive Officers of the Company, as of December 31, 1997, are as set forth below. Brief summaries of the Directors and Officers' respective business experience and certain other information are as set forth following the table.

               Name               Age                    Position(s)
               ----               ---                    -----------
      Daniel R. Shaughnessy       70            Director, Chairman of the Board
                                                and Chief Executive Officer

      Edward J. Gallagher         61            Director, Vice Chairman and
                                                Principal Accounting Officer

      Edward A. Paul              56            Vice President and Principal
                                                Financial Officer

      Joseph Martin, Jr.          82            Director

      Mr. Shaughnessy has been Chairman of the Board and Chief Executive Officer of the Company's predecessors since April 1983.

      Mr. Gallagher has been Vice Chairman and Principal Accounting Officer since April 1994 and a Director since June 4, 1997. During the period August 1992 to April 1994 he participated in the transition of Allstar Inns to the Motel 6 Management Contract. From May 1983 thru July 1992, he was President and Chief Operating Officer of the Company's predecessors.

      Mr. Paul has been Vice President, Treasurer and Assistant Secretary of the Company's predecessors since April 1983 and has held the additional positions of Secretary and Principal Financial Officer of the Company since August 1992.

      Mr. Martin served as a Director of the Company and the Company's predecessors since 1983, resigned in 1993 and rejoined the Company as a Director on June 4, 1997.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary of Compensation

      The following Summary Compensation Table sets forth the annual and long-term compensation for services in all capacities to the Company paid (or accrued) by the Company during each of the last three fiscal years to the Chief Executive Officer, Vice Chairman and the Vice President - Secretary and Treasurer, who were the only officers whose annual salary and bonus exceeded $100,000 during 1997 (the "Named Executive Officers").

                                     TABLE I

                           Summary Compensation Table

                                                 ANNUAL COMPENSATION                       LONG-TERM COMPENSATION (3)
                                     --------------------------------------------     ------------------------------------
                                                                   Other Annual      Restricted Stock  Securities Underlying
Name & Principal Position   Year     Salary($)(4)    Bonus($)     Compensation(1)     Grant(s)($)(2)       Options/SARs(#)
-------------------------   ----     ------------    --------     ---------------     --------------       ---------------
Daniel R. Shaughnessy       1997       200,000           --            67,038               --                    --
Chief Executive Officer     1996       200,000           --            76,701               --                    --
                            1995       200,000      1,000,000          70,450            400,000                  --

Edward J. Gallagher         1997       140,000           --            18,613               --                    --
Vice Chairman               1996       140,000           --            18,241               --                    --
                            1995       140,000        100,000          15,723            100,000                 6,733

Edward A. Paul              1997        87,000           --             1,125               --                    --
Vice President -            1996        87,000           --             1,069               --                    --
Secretary & Treasurer       1995        79,833         50,000           2,162             60,000                 3,000

----------
(1) For Mr. Shaughnessy, Other Annual Compensation includes the value of a company automobile and life insurance in the amounts of $625 and $66,413, respectively, for the year 1997.

      For Mr. Gallagher, Other Annual Compensation includes the value of a company automobile and life insurance in the amounts of $625 and $17,988, respectively, for the year 1997.

      For Mr. Paul, Other Annual Compensation is life insurance in the amount of $1,125 for the year 1997.

(2) The number of shares and value of the restricted stock granted to all Company employees on the date of grant, as determined by the closing price on the OTC Bulletin Board, was 40,000 and $800,000. The number of shares and value of restricted stock holdings of each of the named officers on the date of grant, and May 8, 1997, the date the employees received their unrestricted stock, were 20,000, $400,000 and $557,500 (Mr. Shaughnessy); 5,000, $100,000 and $139,375 (Mr. Gallagher); and 3,000, $60,000 and
      $83,625 (Mr. Paul).

(3) On January 30, 1997 the Motel 6 Operator and its assignees purchased all the Company's motels under the terms of the Master Lease Agreement Purchase Option. As a result of this transaction, the forfeiture conditions of the Restricted Stock were waived.

(4)   Does not include severance payments for 1998.

Option Grants in Last Fiscal Year

      No stock option grants were made during fiscal 1997. No Stock Appreciation Rights ("SARs") were granted in fiscal 1997.

Option Exercises

      Table II sets forth information regarding stock options exercised during fiscal year 1997 by each of the Named Executive Officers.

                                    TABLE II

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                                 NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                                                 OPTIONS AT FY-END (1)               AT FY-END (1)
                                                             ----------------------------    ---------------------------
                                                  Value
                             Shares Acquired    Realized     Exercisable   Unexercisable     Exercisable   Unexercisable
        Name                on Exercise(#)(1)    ($) (3)         (#)            (#)              ($)            ($)
---------------------       -----------------   --------     -----------   -------------     -----------   -------------
Daniel R. Shaughnessy             --                --             --            --               --             --

Edward J. Gallagher             19,333 (2)       555,632           --            --               --             --

Edward A. Paul                  10,400 (2)       289,900           --            --               --             --

----------
(1) On January 30, 1997 the Motel Operator and its assignees purchased all of the Company's motels under the terms of the Master Lease Agreement Purchase Option. As a result of this transaction, all Stock Option grants became fully vested.

(2) On May 8, 1997 Mr. Gallagher and Mr. Paul exercised all of their stock option grants which were fully vested and fully paid.

(3) The value realized equals the market value of the common stock acquired on the date of exercise.

The table below sets forth the SAR Exercise position of the named officers during fiscal year 1997:

                                                SAR EXERCISES IN FISCAL YEAR 1997
                          ---------------------------------------------------------------------------------
                                                              Number of             Value of Unexercised
                                                         Unexercised Options        In-The-Money Options
                          Option/                    --------------------------  --------------------------
                            SAR           Value
                          Exercise       Realized    Exercisable  Unexercisable  Exercisable  Unexercisable
         Name               (#)            ($)           (#)           (#)           ($)           ($)
---------------------     --------       --------    -----------  -------------  ------------ -------------
Daniel R. Shaughnessy     19,000 (4)     418,000          --           --              --          --

Edward J. Gallagher          --             --            --           --              --          --

Edward A. Paul               --             --            --           --              --          --

(4) On February 10, 1997 Mr. Shaughnessy exercised his SAR with respect to 19,000 shares pursuant to terms of his stock option agreement dated October 6, 1992. The exercise was at the average of the closing bid and asked price ($29.50) as furnished by NASDAQ Over- The-Counter Market on February 10, 1997. The SAR exercise resulted in a payment of $418,000 to Mr. Shaughnessy.

Compensation of Directors

      During 1997, Director Joseph Martin, Jr. received $14,000 of compensation for his services rendered which included cost of attending Board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as to (i) those persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock and (ii) each of the Company's directors, the Named Executive Officers and all directors and executive officers as a group as of December 31, 1997. The percentage ownership figures set forth in the table are calculated on the basis of the number of shares of Common Stock outstanding as of December 31, 1997. As of December 31, 1997 there were 609 stockholders of record and 1,047,443 shares of common stock outstanding. Beneficial ownership has been calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless otherwise indicated, all shares are owned directly and the owner has sole voting and investment power with respect thereto.

                                                   Common Stock of Company
                                               -------------------------------
                                                Number                Percent
Name and Address of Beneficial Owner           of Shares              of Class
------------------------------------           ---------              --------
SHI Partners, L.P.                             128,058 (1)              12.2%
c/o E.M. Warburg, Pincus & Co., LLC
466 Lexington Avenue, 10th Floor
New York, New York 10017

Gotham Partners, L.P.                          149,363                  14.3%
110 E. 42nd Street, 18th Floor
New York, New York  10017

First Chicago Investment Corporation            79,646                   7.6%
c/o:  Madison Dearborn Partners, Inc.
Three First National Plaza, Suite 1330
Chicago, Illinois 60670

Meridian Properties, No. Five                   68,267                   6.5%
(USA) Ltd.
c/o Enpro International, Inc.
152 W. 57th Street, 58th Floor
New York, New York 10019

SHI, Inc.                                       57,255 (1)               5.5%
c/o E.M. Warburg, Pincus & Co., LLC
466 Lexington Avenue, 10th Floor
New York, New York 10017

The Rainbow Fund, L.P.                          54,019                   5.2%
888 West Sixth Street, 10th Floor
Los Angeles, California  90017

Daniel R. Shaughnessy                           58,861                   5.6%
200 East Carrillo Street, Suite 300
Santa Barbara, California 93101

Edward J. Gallagher                             27,506                   2.6%
200 East Carrillo Street, Suite 300
Santa Barbara, California 93101

Edward A. Paul                                  13,818                   1.3%
200 East Carrillo Street, Suite 300
Santa Barbara, California 93101

All directors and executive officers           100,185                   9.6%
as a group (3 persons)

----------
(1) Warburg, Pincus & Co. ("WP & Co.") owns all of the outstanding voting stock of SHI, Inc. and is the sole general partner of SHI Partners, L.P. WP & Co., as the sole general partner of Warburg, Pincus Associates, L.P. ("Associates"), has a 21% interest in the profits of Associates. Associates owns 7,631 shares of Common Stock (approximately 0.7%) of the Company.

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

(10)  10.25       Amendment to Credit  Agreement,  dated  September 28, 1995, by and between Motel 6 Financial Services,  L.P. and Allstar Inns
                  Inc.

(11)  10.26       Plan of Complete  Liquidation  and Dissolution of Allstar Inns
                  Inc.

(12)   16.1       Letter  from Ernst & Young LLP to the  Commission  dated March
                  12, 1998.

       23.1       Consent of Independent Accountants.

       27.1       Financial Data Schedule.

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

(11) Incorporated herein by reference to Exhibit A previously filed with the 1997 Proxy Statement filed with the Securities and Exchange Commission on March 19, 1997.

(12) Incorporated herein by reference to an exhibit previously filed with the Form 8-K (File No. 0-22930) filed with the Securities and Exchange Commission on March 18, 1998.

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

Date:  March 18, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                     Title
         ---------                                     -----
 /s/ Daniel R. Shaughnessy                   Chairman of the Board and
----------------------------                 Chief Executive Officer
   Daniel R. Shaughnessy

  /s/ Edward J. Gallagher                    Director, Vice Chairman and
----------------------------                 Principal Accounting Officer
   Edward J. Gallagher

    /s/ Edward A. Paul                       Vice President and Principal
----------------------------                 Financial Officer
      Edward A. Paul

 /s/ Joseph Martin, Jr.                      Director
----------------------------
    Joseph Martin, Jr.

Date:  March 18, 1998