Form 10-Q
period 1998-03-31
ALLSTAR INNS INC /DE/
filed 1998-05-12
CIK 810992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22930

                                ----------------

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

      As of March 31, 1998, there were 1,047,443 shares of the Registrant's common stock outstanding.

================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ALLSTAR INNS INC.

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                      (In thousands, except per share data)
                                   (unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998            1997
                                                      ---------      ---------
Revenues:
    Rent income                                       $    --        $   1,839
    Interest income                                        --              480
                                                      ---------      ---------
       Total revenues                                      --            2,319
Expenses:
    Administrative and general                               26          4,119
    Depreciation & amortization                            --              662
    Other expense                                          --                5
    Write-down (gain) vacant land value                    --              540
    Gain from sale of assets                               --         (116,408)
                                                      ---------      ---------
       Total expenses                                        26       (111,082)
                                                      ---------      ---------
Operating (loss) income                                     (26)       113,401
Interest expense                                           --            1,508
                                                      ---------      ---------
Net (loss) income before provision
    for income taxes                                        (26)       111,893
Provision for income taxes                                 --           45,094
                                                      ---------      ---------
Net (loss) income                                     $     (26)     $  66,799
                                                      =========      =========

Net (loss) income per common share                    $    (.02)     $   63.77
                                                      =========      =========
Net (loss) income per common share
    assuming dilution                                 $    (.02)     $   63.77
                                                      =========      =========

Weighted average common shares outstanding                1,047          1,047
                                                      =========      =========
Diluted weighted average common shares
    outstanding                                           1,047          1,047
                                                      =========      =========

                             See accompanying notes.

                                ALLSTAR INNS INC.

                     STATEMENT OF NET ASSETS IN LIQUIDATION
           March 31, 1998 (unaudited) and December 31, 1997 (audited)
                            (in thousands of dollars)

                                                       MARCH 31,  DECEMBER 31,
                                                        1998         1997
                                                       ------       ------
               A S S E T S
Current assets:
    Cash and cash equivalents                          $4,049       $4,069
                                                       ------       ------
          Total current assets                          4,049        4,069
                                                       ------       ------
                                                       $4,049       $4,069
                                                       ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities           $  434       $  428
                                                       ------       ------
          Total current liabilities                       434          428
Stockholders' equity:
    Preferred stock, $.01 par value,
       authorized 1,000,000  shares;
       no shares issued and outstanding
       at March 31, 1998 and
       December 31, 1997                                 --           --
    Common stock, $.01 par value, authorized
       10,000,000 shares; 1,047,443 shares
       issued and outstanding at March 31,
       1998 and December 31, 1997                          10           10
    Accumulated equity                                  3,605        3,631
                                                       ------       ------
          Total stockholders' equity                    3,615        3,641
                                                       ------       ------
                                                       $4,049       $4,069
                                                       ======       ======

                             See accompanying notes.

                                ALLSTAR INNS INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Period from January 1, 1998 to March 31, 1998
                                 (in thousands)
                                   (unaudited)

                                Common Stock        Additional
                               ---------------       Paid-in        Accumulated
                               Shares   Amount       Capital          Equity
                               ------   ------       -------          ------
Balance, January 1, 1998       1,047     $10         $     --        $  3,631
    Net loss                      --      --               --             (26)
                               -----     ---         --------        --------
Balance, March 31, 1998        1,047     $10         $     --        $  3,605
                               =====     ===         ========        ========

                             See accompanying notes.

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                       ----------------------
                                                          1998         1997
                                                          ----         ----
Cash flows from operating activities:
    Cash received                                      $    --       $   1,960
    Cash paid to suppliers and employees                     (20)       (1,995)
    Interest paid                                           --          (1,508)
                                                       ---------     ---------
       Net cash used in operating activities                 (20)       (1,543)
Cash flows from investing activities:
    Total proceeds from sale of motels
       to the Motel 6 Operator                              --         243,028
    Payment of long-term debt from
       proceeds from the sale of motels                     --        (204,062)
    Refund of deferred Basic Rent                           --          (3,212)
    Proceeds from sale of assets                            --             121
                                                       ---------     ---------
       Net cash provided by investing activities            --          35,875
Cash flows from financing activities:
    Principal payments - mortgages                          --             (43)
    Proceeds from exercise of stock options                 --             216
                                                       ---------     ---------
       Net cash provided by financing activities            --             173
                                                       ---------     ---------
Net (decrease) increase in cash and cash
    equivalents                                              (20)       34,505
                                                       ---------     ---------
Cash and cash equivalents at beginning of
    period                                                 4,069        15,131
                                                       ---------     ---------
Cash and cash equivalents at end of period             $   4,049     $  49,636
                                                       =========     =========

                            (Continued on next page)

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)
                                   (continued)

                                                              Three Months
                                                              Ended March 31,
                                                         -----------------------
                                                             1998        1997
                                                         -----------   ---------
Reconciliation of net income (loss) to net cash
    used in operating activities:
       Net income (loss)                                 $     (26)   $  66,799
       Adjustment to reconcile net income
          to net cash used in operating
          activities:
              Depreciation and amortization                   --            662
              Write-down vacant land value                    --            540
              Refund of deferred Basic Rent                   --          3,212
              Gain from sale of assets                        --       (116,408)
              Proceeds from land sales in escrow              --            142
              Tax benefit resulting from the
                 exercise of employee stock options
                 and the vesting of restricted stock          --          2,585
              Write-off obligation under capital
                 lease                                        --             83
              Changes in assets and liabilities:
                 Decrease in receivable from Motel 6          --          3,620
                 Increase in other current assets             --           (447)
                 Decrease in deferred tax assets              --         30,320
                 Increase (decrease) in accounts
                    payable and accrued liabilities              6       (2,052)
                 Decrease in deferred Basic Rent              --         (3,500)
                 Decrease in accrued interest                 --         (2,032)
                 Increase in Federal and State
                    taxes payable                             --         14,774
                 Increase in accumulated equity               --            159
                                                         ---------    ---------
Net cash used in operating activities                    $     (20)   $  (1,543)
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

      In July 1992, the security holders of the Company approved a plan that placed the business and operations of the Company's motels under a Management Contract with Motel 6 Operating L.P., a Delaware limited partnership (the "Motel 6 Operator").

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

      Effective January 30, 1997 and pursuant to the Master Lease Agreement, all of the Company's motels were sold to the Motel 6 Operator and its assignees for the Lease Purchase Option price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels. Since January 30, 1997, the Company has sold for $910,000 five parcels of vacant land which were purchased for the construction of new motels. On May 8, 1997 the Company Stockholders approved a plan of liquidation and dissolution of the Company. The Company is currently engaged in the final liquidation process and on November 18, 1997 filed a final federal tax return with the Internal Revenue Service (the "IRS") and final state tax returns with six states, and commenced withdrawal procedures in all of the states in which it did business. As of May 11, 1998 the Company has successfully obtained withdrawal certificates from the states of Arizona, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Washington. Withdrawal procedures have yet to be finalized with the Federal Government and the States of California and Delaware.

      The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. The results of operations for the period from January 1, 1998 to March 31, 1998 are not indicative of the results for the full year.

2.    Net Income (Loss) Per Share

      For the quarter ended March 31, 1998, the Company has calculated the net income per share under standards and procedures in FASB Statement No. 128, Earnings Per Share. The new standards require the earnings per share to be calculated under two methods. The first method, Earnings per common share, is calculated using only outstanding stock. This method is new and is required to be reported on for the current year 1998 and prior year 1997. The second method, Earnings per common share assuming dilution, incorporates potential dilution from all potentially dilutive securities. There has been no change to the calculation of this method. As of March 31, 1998 there were 1,047,443 outstanding Shares ("Shares") of common stock.

3.    Property and Equipment

      All of the Company's motel assets were sold to the Motel 6 Operator and its assignees on January 30, 1997.

4.    Long-Term Debt

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


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      General

      Effective January 30, 1997 and pursuant to the Master Lease Agreement, all of the Company's motels were sold to the Motel 6 Operator and its assignees for the Lease Purchase Option price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels. Since January 30, 1997, the Company has sold for $910,000 five parcels of vacant land which were purchased for the construction of new motels. The Company is currently engaged in the final liquidation process and on November 18, 1997 filed a final federal tax return with the IRS and final state tax returns with six states, and commenced withdrawal procedures in all of the states in which it did business.

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

      o  Negotiate final settlement of all unexpired leases and contracts;

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

      As of May 11, 1998 the Company has successfully obtained withdrawal certificates from the states of Arizona, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Washington. Withdrawal procedures have yet to be finalized with the Federal Government and the States of California and Delaware.

Quarter Ended March 31, 1998 versus Quarter Ended March 31, 1997

      As a result of the sale of the Company's motel assets and the consequential implementation of the Plan of Complete Liquidation and Dissolution of Allstar Inns Inc., the results for the quarters ended March 31, 1998 and March 31, 1997 are not comparable. For the first three months of 1998, the Company had no revenues and $26,000 of net administrative and general expenses.

Liquidity and Capital Resources

      At March 31, 1998, the Company had $4.0 million of cash and cash equivalents, a decrease of approximately $20.0 thousand from December 31, 1997. As of March 31, 1998, the Company had no borrowing capacity.

      EBITDA was $(26.0) thousand for the three months ended March 31, 1998 compared to $114.1 million for the same period last year. EBITDA, as used above, is defined as earnings before interest expense, income taxes, depreciation and amortization. The 1997 results reflect the $116.4 million gain from sale of assets resulting from the Motel 6 Operator exercising the Purchase Option.

      During the first three months of 1998, cash decreased $20.0 thousand. The Company, as a result of carrying out its plan for complete liquidation and dissolution, had no revenues and paid a net of approximately $20.0 thousand to suppliers.

PART II. OTHER INFORMATION

Item 5. Other Events

        None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 11, 1998

                                             ALLSTAR INNS INC.

                                             BY:  /S/ Edward J. Gallagher
                                                --------------------------------
                                                  Edward J. Gallagher
                                                  Director, Vice Chairman and
                                                  Principal Accounting Officer

                                             BY:  /S/ Edward A. Paul
                                                --------------------------------
                                                  Edward A. Paul
                                                  Vice President and Principal
                                                  Financial Officer