Form 10-Q
period 1998-06-30
ALLSTAR INNS INC /DE/
filed 1998-08-10
CIK 810992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

      As of June 30, 1998, there were 1,047,443 shares of the Registrant's common stock outstanding.

================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ALLSTAR INNS INC.

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                      (In thousands, except per share data)

                                   (unaudited)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------

Revenues:
    Rent income                                        $  --            $  --
    Interest income                                       --                470
                                                       -------          -------

       Total revenues                                     --                470

Expenses:
    Administrative and general                             215              324
    Depreciation & amortization                           --               --
    Other expense                                         --                 47
    Write-down (gain) vacant land value                   --               --
    Gain from sale of assets                              --               --
                                                       -------          -------

       Total expenses                                      215              371
                                                       -------          -------

Operating (loss) income                                   (215)              99

Interest expense                                          --               --
                                                       -------          -------

Net (loss) income before provision
    for income taxes                                      (215)              99

Provision for income taxes                                  26              176
                                                       -------          -------

Net (loss) income                                      $  (241)         $   (77)
                                                       =======          =======

Net (loss) income per common share                     $  (.24)         $  (.07)
                                                       =======          =======

Net (loss) income per common share
    assuming dilution                                  $  (.24)         $  (.07)
                                                       =======          =======

Weighted average common shares outstanding               1,047            1,047
                                                       =======          =======

Diluted weighted average common shares
    outstanding                                          1,047            1,047
                                                       =======          =======

                            See accompanying notes.

                                ALLSTAR INNS INC.

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                      (In thousands, except per share data)

                                   (unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1998            1997
                                                       --------       ----------

Revenues:
    Rent income                                        $    --        $   1,839
    Interest income                                         --              950
                                                       ---------      ---------

       Total revenues                                       --            2,789

Expenses:
    Administrative and general                               241          4,443
    Depreciation & amortization                             --              662
    Other expense                                           --               52
    Write-down (gain) vacant land value                     --              540
    Gain from sale of assets                                --         (116,408)
                                                       ---------      ---------

       Total expenses                                        241       (110,711)
                                                       ---------      ---------

Operating (loss) income                                     (241)       113,500

Interest expense                                            --            1,508
                                                       ---------      ---------

Net (loss) income before provision
    for income taxes                                        (241)       111,992

Provision for income taxes                                    26         45,270
                                                       ---------      ---------

Net (loss) income                                      $    (267)     $  66,722
                                                       =========      =========

Net (loss) income per common share                     $    (.26)     $   63.70
                                                       =========      =========

Net (loss) income per common share
    assuming dilution                                  $    (.26)     $   63.70
                                                       =========      =========

Weighted average common shares outstanding                 1,047          1,047
                                                       =========      =========

Diluted weighted average common shares
    outstanding                                            1,047          1,047
                                                       =========      =========

                            See accompanying notes.

                                ALLSTAR INNS INC.

                     STATEMENT OF NET ASSETS IN LIQUIDATION

            June 30, 1998 (unaudited) and December 31, 1997 (audited)

                            (in thousands of dollars)

                                                         JUNE 30,   DECEMBER 31,
                 A S S E T S                               1998        1997
---------------------------------------------            -------    ------------

Current assets:
    Cash and cash equivalents                             $4,014       $4,069
                                                          ------       ------

          Total current assets                             4,014        4,069
                                                          ------       ------

                                                          $4,014       $4,069
                                                          ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities              $  614       $  428
    Federal taxes payable                                     26         --
                                                          ------       ------

          Total current liabilities                          640          428

Stockholders' equity:
    Preferred stock, $.01 par value, authorized
       1,000,000 shares; no shares issued
       and outstanding at June 30, 1998 and
       December 31, 1997                                    --           --
    Common stock, $.01 par value, authorized
       10,000,000 shares; 1,047,443 shares
       issued and outstanding at June 30,
       1998 and December 31, 1997                             10           10

    Accumulated equity                                     3,364        3,631
                                                          ------       ------
          Total stockholders' equity                       3,374        3,641
                                                          ------       ------

                                                          $4,014       $4,069
                                                          ======       ======

                            See accompanying notes.

                                ALLSTAR INNS INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  Period from January 1, 1998 to June 30, 1998

                                 (in thousands)

                                   (unaudited)

                                    Common Stock       Additional
                                   ---------------      Paid-in    Accumulated
                                   Shares   Amount      Capital      Equity
                                   ------   ------      -------      ------

Balance, January 1, 1998            1,047  $    10      $   --       $ 3,631

    Net loss                         --       --            --          (267)
                                   ------  -------      --------     -------

Balance, June 30, 1998              1,047  $    10      $   --       $ 3,364
                                   ======  =======      ========     =======

                            See accompanying notes.

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)

                                   (unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1998            1997
                                                       --------        ---------

Cash flows from operating activities:
    Cash received                                      $    --        $   2,501
    Cash paid to suppliers and employees                     (55)        (2,262)
    Interest paid                                           --           (1,508)
    Federal and state taxes paid                            --           (7,328)
                                                       ---------      ---------

       Net cash used in operating activities                 (55)        (8,597)

Cash flows from investing activities:
    Total proceeds from sale of motels
       to the Motel 6 Operator                              --          243,028
    Payment of long-term debt from
       proceeds from the sale of motels                     --         (204,062)
    Refund of deferred Basic Rent                           --           (3,212)
    Proceeds from sale of assets                            --              431
                                                       ---------      ---------

       Net cash provided by investing
          activities                                        --           36,185

Cash flows from financing activities:
    Principal payments - mortgages                          --              (43)
    Liquidating distribution paid to
       stockholders                                         --          (29,343)
    Proceeds from exercise of stock options                 --              216
                                                       ---------      ---------

       Net cash provided by financing
          activities                                        --          (29,170)

Net decrease in cash and cash equivalents                    (55)        (1,582)
                                                       ---------      ---------

Cash and cash equivalents at beginning of
    period                                                 4,069         15,131
                                                       ---------      ---------

Cash and cash equivalents at end of period             $   4,014      $  13,549
                                                       =========      =========

                            (Continued on next page)

                                ALLSTAR INNS INC.

                            STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)

                                   (unaudited)

                                   (continued)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1998            1997
                                                       --------        ---------

Reconciliation of net income (loss) to
    net cash used in operating activities:

       Net income (loss)                               $    (267)     $  66,722

       Adjustment to reconcile net income
          to net cash used in operating
          activities:
              Depreciation and amortization                 --              662
              Write-down vacant land value                  --              540
              Refund of deferred Basic Rent                 --            3,212
              Gain from sale of assets                      --         (116,408)
              Tax benefit resulting from the
                 exercise of employee stock options
                 and the vesting of restricted stock        --            2,436
              Write-off obligation under capital
                 lease                                      --               84
              Changes in assets and liabilities:
                 Decrease in receivable from Motel 6        --            3,620
                 Decrease in deferred tax assets            --           30,320
                 Increase (decrease) in accounts
                    payable and accrued liabilities          186         (2,475)
                 Decrease in deferred Basic Rent            --           (3,500)
                 Decrease in accrued interest               --           (2,032)
                 Increase in Federal and State
                    taxes payable                             26          7,621
                 Increase in accumulated equity             --              601
                                                       ---------      ---------

Net cash used in operating activities                  $     (55)     $  (8,597)
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

      Effective January 30, 1997 and pursuant to the Master Lease Agreement, all of the Company's motels were sold to the Motel 6 Operator and its assignees for the Lease Purchase Option price of $40.0 million plus the assumption of approximately $206 million of debt secured by the motels. Since January 30, 1997, the Company has sold for $910,000 five parcels of vacant land which were purchased for the construction of new motels. On May 8, 1997 the Company Stockholders approved a plan of liquidation and dissolution of the Company. The Company is currently engaged in the final liquidation process and on November 18, 1997 filed a final federal tax return with the Internal Revenue Service (the "IRS") and final state tax returns with six states, and commenced withdrawal procedures in all of the states in which it did business. As of June 30, 1998 the Company has successfully obtained withdrawal certificates from the states of Arizona, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Washington. Withdrawal procedures have yet to be finalized with the Internal Revenue Service and the States of California and Delaware.

      The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. The results of operations for the period from January 1, 1998 to June 30, 1998 are not indicative of the results for the full year.

2.    Net Income (Loss) Per Share

      For the quarter ended June 30, 1998, the Company has calculated the net income per share under standards and procedures in FASB Statement No. 128, Earnings Per Share. The new standards require the earnings per share to be calculated under two methods. The first method, Earnings per common share, is calculated using only outstanding stock. This method is new and is required to be reported on for the current year 1998 and prior year 1997. The second method, Earnings per common share assuming dilution, incorporates potential dilution from all potentially dilutive securities. There has been no change to the calculation of this method. As of June 30, 1998 there were 1,047,443 outstanding Shares ("Shares") of common stock.

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

      As of June 30, 1998 the Company has successfully obtained withdrawal certificates from the states of Arizona, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Washington. Withdrawal procedures have yet to be finalized with the Internal Revenue Service and the States of California and Delaware.

Quarter and Six Months Ended June 30, 1998 versus
Quarter and Six Months Ended June 30, 1997

      As a result of the sale of the Company's motel assets and the consequential implementation of the Plan of Complete Liquidation and Dissolution of Allstar Inns Inc., the results for the quarters and six months ended June 30, 1998 and June 30, 1997 are not comparable. For the quarter and first six months of 1998, the Company had no revenues and $215,000 and $241,000, respectively, of net administrative and general expenses. In addition, the Company provided for $26,000 of additional Federal Income Taxes.

Liquidity and Capital Resources

      At June 30, 1998, the Company had $4.0 million of cash and cash equivalents, a decrease of approximately $55.0 thousand from December 31, 1997. As of June 30, 1998, the Company had no borrowing capacity.

      EBITDA was $(241.0) thousand for the six months ended June 30, 1998 compared to $114.2 million for the same period last year. EBITDA, as used above, is defined as earnings before interest expense, income taxes, depreciation and amortization. The 1997 results reflect the $116.4 million gain from sale of assets resulting from the Motel 6 Operator exercising the Purchase Option.

      During the first six months of 1998, cash decreased $55.0 thousand. The Company, as a result of carrying out its plan for complete liquidation and dissolution, had no revenues and paid a net of approximately $55.0 thousand to suppliers.

PART II. OTHER INFORMATION

Item 5. Other Events

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 1998

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